Form 10KSB
period 2000-12-31
CIRCUIT SOURCE INTERNATIONAL INC
filed 2001-04-02
CIK 1117326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission File Number 0 30913


                       Circuit Source International, Inc.
                            (Formally SixthCAI, Inc.)
                       (Name of Small Business Registrant)


         Nevada                                          86-0985427
 (State of Incorporation)                (I.R.S. Employer Identification Number)


             1930 East Third Street, Suite 15, Tempe, Arizona 85281
           (Address of Principal Executive Offices Including Zip Code)
      (Formally 10245 East Via Linda, Suite 220, Scottsdale, Arizona 85258)


                                 (480) 967 7090
                         (Registrants Telephone Number)


        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $.0001 par value
                                (Title of Class)

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

     The registrant's revenues for its most recent fiscal year were $ 0

     Number of shares outstanding of each of the registrant's classes of common equity, (par value $.0001) as of March 26, 2000 is 4,899,044

     The following documents are herein incorporated by reference: (1) Form 10SB12G filed on June 28, 2000 (file No. 0 30913) and is incorporated in Part III 13(a) and an 8-K filed on March 14, 2001 incorporated in Part III (b). (2).

     Transitional Small Business Disclosure Format: Yes[ ] No [X]

                       CIRCUIT SOURCE INTERNATIONAL, INC..

                                      INDEX

                                                                            PAGE

PART I

ITEM 1.   DESCRIPTION OF BUSINESS .........................................    1
            BUSINESS DEVELOPMENT ..........................................    1
            BUSINESS ......................................................    2
            PATENTS .......................................................    4

ITEM 2.   DESCRIPTION OF PROPERTY .........................................    4
ITEM 3.   LEGAL PROCEEDINGS ...............................................    4
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............    4

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS .............................................    5
ITEM 6.   MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION ...................    6
ITEM 7.   FINANCIAL STATEMENTS ............................................    9
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL MATTERS ...........................................    9

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .......    9
ITEM 10. EXECUTIVE COMPENSATION ...........................................   10
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...   10
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................   11
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................   11

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     On February 27, 2001 a change in control of SixthCai, Inc. occurred pursuant to the Agreement and Plan of Reorganization between SixthCai, Inc. and Circuit Source, Inc., (an Arizona corporation . As agreed by all the shareholders of both companies, SixthCai, Inc acquired 100% of the stock of Circuit Source, Inc. for 4,610,000 newly issued shares of SixthCai, Inc. The majority shareholder of SixthCai, Inc. also cancelled and returned 4,750,000 shares to SixthCai, Inc. On March 1, 2001, the registrant amended its Articles to change its name to Circuit Source International, Inc. On March 12, 2001, Mr. Edmond Lonergan the sole officer and Director resigned and the the registrant changed its fiscal year-end from December 31 to June 30. All the information is set forth in an 8 K filed on March 13, 2001.

     The following is the registrant as it existed at its former year-end and does not reflect the registrant since its merger of February 27, 2001.

     Circuit Source International, Inc. predecessor, Sixthcai, Inc. was incorporated in The State of Nevada on September 3, 1999. Its purpose is to engage in any lawful corporate activity, which includes mergers and acquisitions. The registrant is in a development stage and has no operations to date other than issuing of shares to the original shareholders. It was formed to provide a method for a private domestic or foreign registrant to become a public reporting registrant thereby causing their shares to be qualified to trade in the domestic secondary markets.

     There have been no bankruptcy, receivership or similar proceeding in the Registrant's history.

     There are certain benefits to being a reporting registrant with a publicly traded class of stock. They are perceived as follows:

     *    increased ability to raise capital

     * enhanced visibility in the financial community particularly helpful to raise debt if needed

     *    presence in the capital markets of the United States

     * ability to use registered securities to acquire other companies and or their assets

     *    improved competitive position

     *    increased corporate prestige

     *    key employees compensation through stock options

     *    shareholder liquidity and corporate valuation

     An entity may be interested in merging with the registrant if it is interested in using public securities to make acquisitions of other companies or one that is interested in becoming public without substantial dilution of its stock. Other targeted companies may be those which have not been able to locate an underwriter with acceptable terms; one that feels it can raise capital on more favorable terms as a public entity or a foreign registrant seeking entry into the United States stock markets.

     The Registrant's business has numerous associated risks such as; competition, no operating history, lack of any agreements with possible targeted companies, management control, lack of market research, stock dilution, taxation, target registrant's need for audited financial and possible computer problems.

     The business of seeking mergers with other companies or acquiring other companies is highly competitive. There are many large corporations and venture capital firms that seek other entities with which to merge or acquire. These corporations and venture capital firms are better financed than the registrant and have more expertise in the field of mergers and acquisitions. The registrant will not be a significant competitor in this field.

BUSINESS

     The following is the registrant as it existed at its former year-end and does not reflect the registrant since its merger of February 27, 2001.

     The registrant is without operating history. It has no revenue and limited assets. The Registrant will in all likelihood operate at a loss and will be unable to reverse that situation until a merger or acquisition occurs. There is no targeted registrant nor any assurance the registrant will be able to close a business transaction needed to reverse its anticipated losses.

     The registrant has no current agreement with respect to a merger or acquisition with a targeted registrant. There is no assurance that the Registrant will be successful in its plan to merge or acquire another entity. There has been no industry identification by management nor has there been a business model established consisting of the required operating history, assets and revenues of a target registrant. Therefore, the registrant may enter into an agreement which may result in a business combination with an entity without significant operating history, revenues or assets precluding the potential for current earnings or increased net worth.

     The management of the registrant consists of its only officer. He will devote a portion of his time to the business of the Registrant attempting to locate and close with a potential targeted registrant. There is neither compensation paid nor an agreement to enter into such a contract in the future. The loss of this individual could adversely affect the Registrant's development and its continued operations.

     The Registrant has performed limited research in an attempt to determine whether demand exists for these types of transactions. Even if further research determines that the demand does in fact exist, there is no assurance that the registrant will be able to conclude a transaction.

     The successful conclusion of an acquisition or merger by the registrant will probably result in the issuance of securities to the shareholders of the targeted registrant. This transaction will cause, in all probability, the shareholders of the targeted registrant gaining control of the registrant and a change in the existing management.

     It is the intention of the registrant to structure a transaction with a targeted registrant to minimize the state and federal tax consequences as they apply to both parties. There can be no assurance that all the statutory requirements can be met in the proposed reorganization or that the parties will receive tax benefits desired in a transfer of stock or assets.

     The registrant will seek those companies, which have audited financial statements or assure the registrant that said statements will be furnished within sixty days of closing. If audited financial statements are not available at closing, the registrant will require representations that the statements, when audited, will not materially differ from the unaudited statements presented. There are no assurances that a viable candidate for merger will agree with the registrant's request, which would result in the failure of the transaction to close.

     The registrant will require that the targeted registrant be computer compliant for the year 2000. If the target is not compliant it will be necessary to disclose what steps it intends to take in order to eliminate any business disruption created by noncompliance

     The registrant does not believe it could be subject to regulation under the Investment Company Act, because it will not be engaged in the business of investing or trading securities. However, if the registrant engages in operations which result in it holding passive investments in more than one other company, in could be subject to the regulations found in the Investment Company Act of 1940 and it would have to register under said act which could result in significant registration and compliance costs.

     The registrant has no full time employees. The president of the registrant will devote a portion of his time to the activities of the registrant without compensation.

     The registrant will send an annual report to its security holders, which shall contain audited financial statements. The registrant is electronically filing this Form 10-KSB with the Securities Exchange Commission, to comply with the reporting requirements as promulgated by the commission. As such, the Registrant will advise the shareholders that the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC at http://www.sec.gov.

PATENTS

     The Registrant does not own, nor has it applied for any Patents.

ITEM 2. DESCRIPTION OF PROPERTY

     The registrant as of its former year-end, was housed in the offices of its principal shareholder, Corporate Architects, Inc. at 10245 East Via Linda, Suite 220, Scottsdale, Arizona 85258. Rent was not being charged to the registrant. The registrant owns no real property and has no plans to acquire real property.

     At this time, the registrant has no policy in terms of investment in real estate nor does it have any investment in real estate. The registrant has no immediate plans to invest in real estate mortgages.

     The registrant as of February 27, 2001 is housed at 1930 East Third Street, Suite 15, Tempe, Arizona 85281

ITEM 3. LEGAL PROCEEDINGS

     The registrant is not a party to any litigation and to its knowledge, no action, suit or proceedings against it has been threatened by any person or entity.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 27, 2001 the shareholders of Sixthcai unanimously approved the Agreement and Plan of Reorganization as well as the name change to Circuit Source International, Inc.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) There is no public trading market for the common equity and there has been no trading to date. Furthermore, there is no assurance that a public trading market will ever be established.

     The registrant's securities meet the definition of "penny stock" as found in Rule 3a51-1 of the Securities Exchange Act of 1934. The Securities and Exchange Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities ("penny stock"). Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) The broker or dealer has approved the person's account for transactions in penny stocks pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stocks are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks;
(c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stocks and the commissions payable to the broker- dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis must be sent to the investor listing recent prices for the penny stock and information on the limited market.

     It is the registrant's intention to merge or acquire a registrant, which would qualify it to be listed on the NASDAQ SmallCap Market. The initial listing requirements are as follows: (1) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income in latest fiscal year or two of the last three fiscal years of $750,000, (2) public float 1,000,000 shares with a market value of $5,000,000, (3) minimum bid price of $4.00, (4) three market makers, (5) 300 round lot (100 or more shares) shareholders, (6) an operating history of one year or $50,000,000 market cap, and (7) corporate governance standards must be in place. Subsequent to qualifying for listing the registrant, in order to remain on the SmallCap Market, the registrant must maintain the following; (1) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income in latest fiscal year or two of the last three fiscal years of $500,000, (2) public float 500,000 shares with a market value of $1,000,000, (3) minimum bid price of $1.00, (4) two market makers, (5) 300 round lot (100 or more shares) shareholders, and (6) corporate governance standards must be in place.

     The registrant may not qualify for the SmallCap market after a merger or acquisition. In that case it's securities may be traded on the Over The Counter Bulletin Board (OTCBB). This exchange differs from NASDAQ in that the qualifications do not include minimum assets, revenues, number of shareholders, market capitalization, number of shares in the public float and corporate governance standards. To qualify for OTCBB the registrant must have a market maker willing to list the securities on a bid and ask quotation and sponsor the registrant for listing. All companies, including banks and insurance companies, traded on the OTCBB must be fully reporting as of June 2000. The registrant may also offer its securities on the National Quotation Bureau, Inc., commonly known as the "pink sheets".

     It is the registrant's objective to become qualified for NASDAQ SmallCap however; there is no assurance it will reach or maintain that objective. The registrant may, after a merger or acquisition, commence trading on the OTC BB.

     (a) Holders. There were three (3) holders of the common equity of the registrant at its former year-end.

     (b) Dividends. There have been no cash dividends declared to date and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the registrant's revenues, earnings and financial condition.

ITEM 6. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

     The following is the registrant's plan as it existed at year-end and does not reflect the registrant since its merger of February 27, 2001.

     During the next twelve months the registrant intended to locate, analyze, acquire or merge with a targeted registrant. At this time, the registrant has been involved in preliminary negotiations with a registrant regarding the possibility of an acquisition or merger. The registrant will continue to solicit targeted companies through the utilization of contacts in business and professional communities. The registrant intends to solicit directly or may engage consultants or advisors to assist it in reaching its objective. Payment will be made to these consultants and advisors if a successful acquisition or merger occurs because of their efforts. The payment may consist of cash or some stock in the surviving entity or a combination of both.

     The satisfaction of the registrant's cash requirements for the next twelve months will be met in that Corporate Architects, Inc., the registrant's principal shareholder, has agreed to advance to the Registrant the additional funds needed for operations and those amounts designated for costs associated with a search for and completion of an acquisition. The principal shareholder has no expectation of reimbursement of the funds advanced unless the new owners of the Registrant decide to pay all or a portion thereof. A limit as to the minimum or maximum amounts advanced by the principal shareholder has not been set. The registrant will not borrow funds to pay management, agents, consultants, advisors or promoters. The Registrant will not merge with, acquire or purchase assets of an entity in which the Registrant's officers, directors or shareholders or any affiliate or agent hold an equity position or is an officer or director.

     The Registrant's business plan is to locate certain companies that may wish to merge with the registrant in some fashion. This targeted registrant would desire the perceived advantages of a merger with a public, reporting registrant. The perceived advantages may enhance the registrant's ability to attract investment, utilize securities for acquisition, provide liquidity and numerous other benefits. No particular industry has been identified nor is this search confined to a specific geographical area. It is not anticipated by management that the Registrant will be able to participate in any more than one merger because of its limited assets and resources.

     The registrant may merge or acquire a registrant in early stage development needing additional capital to launch new products, increase marketing or improve quality. The utilization of the public market may be beneficial in raising the required capital.

     The registrant does not have nor will it acquire capital to supply targeted companies. It is the position of management that it can present to the candidate the opportunity to acquire controlling interest in a public registrant without the substantial costs, both in time and money, of an initial public offering. Management has performed only limited research in this area.

     The officer and director of the registrant will undertake the responsibility of finding and analyzing new business opportunities. He will perform this task individually and possibly with the help of other consultants and agents. The agents or consultants will not receive a cash fee from the registrant said fee will have to be assumed by the target registrant. The officer is experienced in the analysis of companies and will be able to determine the existence of the primary requirements of a good business structure consisting of financial, management, products, distribution, need for further research and development, growth potential and other material requirements. The registrant will have total discretion in determining the type of registrant best suited for a business combination.

     The registrant will be subject to all the reporting requirements of the Securities Exchange Act. Said Act requires, among other things, that a reporting registrant file its audited financial statements. The registrant will not merge or acquire a registrant that does not have or will not have audited financials within a reasonable period of time, to meet the requirements of the Exchange Act. If the merger candidate is unable to produce audited financial statements within sixty days from the filing of the 8 K announcing the consummation of the merger or said financial statements fail to comply with the Exchange Act, the closing documents will provide for the dissolution of the transaction.

     A target registrant may want to establish a public trading market for its securities. It may desire to avoid what it perceives to be an adverse consequence of undertaking its own public offering. It is possible to meet this objective by entering into a transaction with the registrant. The adverse consequences may be perceived to be, loss of control, substantial expense and loss of time attempting to conclude an underwriting or the inability to retain an underwriter with acceptable terms

     A business candidate may have pre-existing agreements with outside advisors, attorneys and accountants and the continuation of those agreements may be required before the candidate will agree to close a transaction with the registrant. These existing agreements may be a factor in the determination by the registrant to go forward.

     The conclusion of a business transaction will most likely result in the present shareholders no longer being in control of the registrant. Management of the registrant probably will not have the expertise in the business of the new entity, which will result in the resignation of the present management.

     The acquisition or merger usually results in the issuance of restricted securities as consideration. If the negotiations resulted in the requirement for registered securities to be issued, the surviving registrant would have to bear the burden of registering the shares. There can be no assurance that that these newly registered shares would be sold into the market depressing the market value.

     A merger with another registrant will significantly dilute the percentage of ownership the present shareholders now enjoy. The amount of dilution will depend on the number of shares issued which in term could depend on the assets and liabilities of the merging registrant. This is not to say that other factors may not enter into this determination.

ITEM 7. FINANCIAL STATEMENTS

     The Financial Statement of the registrant are filed as a part of this Annual Report. See index to the financial statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

     There have been no changes of Accountants or disagreements with the registrants Accountants on accounting and financial matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The registrant, at its former year-end had one officer and director.

          Name                   Age            Position and Offices Held
          ----                   ---            -------------------------

          Edmond L. Lonergan     55         President Secretary and Director

     There are no agreements that a Director will resign at the request of another person and the above named Director is not acting on behalf of nor will act on behalf of another person.

     The following is a brief summary of the Director, and Officer including his business experiences for the past five years.

     Edmond L. Lonergan from 1968 to 1996 has founded numerous high tech corporations one of which became public. It was honored by Inc. Magazine for becoming the 28th fastest growing registrant in 1992. Previously, he held the positions of Board Chairman, President, CEO, Vice President of Sales and Marketing, Vice President of Operations, Vice President of Finance, Director of Research, Operating Manager, Manager of Software Development and Product Development Consultant. Mr. Lonergan was also selected to be a member of the White House Small Business Committee during the Carter Administration.

     Mr. Lonergan founded Corporate Architects, Inc. in 1997. The registrant specializes in consulting and advising businesses in the area of strategic planning as well as mergers and acquisitions.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Officers, Directors and those beneficially owning more than 10% of small business registrant's class of equity securities registered under Section 12 of the Exchange Act, shall file reports of ownership and any change in ownership with the Securities and Exchange Commission. Copies of these reports are to be filed with the registrant.

     Based upon a review of these reports the registrant has concluded that a Form 3 was filed.

ITEM 10. EXECUTIVE COMPENSATION

     The registrant's officer and director does not and has not receive compensation for services rendered to the registrant nor has any compensation been accrued. He will not participate in any finders' fees however; he will receive some benefits as a beneficial owner of the registrant upon a merger or acquisition taking place. Furthermore, there are no stock option plans, pension plans, insurance coverage or other benefit programs adopted by the registrant.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth each person known by the Registrant to be the beneficial owner of more than 5% of the Common Shares (the only class of voting securities) of the Registrant all directors individually and all directors and officers of the Registrant as a group as of the former year-end. Each person has sole voting and investment power with respect to the shares as indicated.

           Name and Address                    Amount of            Percentage
         of Beneficial Owner              Beneficial Ownership       of Class
         -------------------              --------------------       --------

     Corporate Architects, Inc.  (1)           5,000,000               99.2%
     4300 N. Miller Rd Suite 120
     Scottsdale, AZ 85251-3620

     All Executive Officers and                5,000,000               99.2%
     Directors as a Group (1 person)

- ----------
(1) Mr. Edmond L. Lonergan owns 100% of the issued and outstanding shares of Corporate Architects, Inc. and is its sole officer and director. As such, Mr. Lonergan is the beneficial owner of the common stock of the registrant and is the only control shareholder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no parents of this small business registrant.

     There are and have been no transactions with promoters.

     There were no material underwriting discounts and commissions upon the sale of securities by the registrant where any of the specified persons was or is to be a principal underwriter or is a controlling person or member of a firm that was or is to be a principal underwriter.

     There were no transactions involving the purchase or sale of assets other than in the ordinary course of business.

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1 Articles of Incorporation with Amendments filed with the Form 10 SB on June 28, 2000 and incorporated by reference

          3.2 By Laws filed with the Form 10 SB on June 28, 2000 and incorporated by reference

          3.3 Computation per share earnings filed with Form 10 SB on June 28, 2000 and incorporated by reference and in current financial statements.

          10 Agreement and Plan of Reorganization filed with an 8-K March 13, 2001 and incorporated by reference.

          17 Resignation of Director as filed with the 8-K on March 13, 2001 and incorporated by reference.

          23.1 Consent of Accountant

     (b)  Reports on Form 8-K

     There was an 8 K filed on March 14, 2001 as indicated above and incorporated by reference

                                 SIGNATURE PAGE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CIRCUIT SOURCE INTERNATIONAL, INC.


April 2, 2001                         By /s/ James Keaton
                                         ---------------------------------------
                                         James Keaton, Director and President


April 2, 2001                         By /s/ George Earl
                                         ---------------------------------------
                                         George Earl, Director

                 [LETTERHEAD OF MARSHALL & WEBER, CPA's, P.L.C.]


                        Report of Independent Accountants


To the Board of Directors
Circuit Source International, Inc. (formerly SixthCAI, Inc.)
Tempe, Arizona


We have audited the accompanying balance sheet of Circuit Source, International, Inc. (formerly SixthCAI, Inc.) as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Circuit Source International, Inc. (formerly SixthCAI, Inc.) as of December 31, 2000, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

                                  /s/ Marshall & Weber, CPA's, P.L.C.

Scottsdale, Arizona
March 26, 2001

                       CIRCUIT SOURCE INTERNATIONAL, INC.
                            (FORMERLY SIXTHCAI, INC.)
                                  BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS

                                                               December 31, 2000
                                                               -----------------
Current Assets

  Cash and cash equivalents                                         $    --
                                                                    -------
  Current Assets                                                         --
                                                                    -------

        Total Assets                                                $    --
                                                                    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

  Accounts payable                                                  $   100

        Total Current Liabilities                                       100
                                                                    -------

        Total Liabilities                                               100
                                                                    =======
Stockholders' Equity
  Common Stock - $0.0001 par value, authorized
   100,000,000 shares, issued and outstanding
   5,040,000                                                            504
  Additional paid in capital                                            996
  Retained Earnings (Deficit)                                        (1,600)
                                                                    -------
        Total Stockholders' Equity                                     (100)
                                                                    -------

        Total Liabilities and Stockholders' Equity                  $    --
                                                                    =======

The accompanying notes are an integral part of these financial statements.

                       CIRCUIT SOURCE INTERNATIONAL, INC.
                            (FORMERLY SIXTHCAI, INC.)
                             STATEMENT OF OPERATIONS
                  FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 2000



Revenue                                                           $        --

Expenses
  Administrative costs                                                  1,100
  Amortization of organization costs                                      500
                                                                  -----------

Net Income/(Loss)                                                 $     1,600
                                                                  ===========


Loss per common share                                             $      0.00
                                                                  ===========

Weighted average shares outstanding                                 5,040,000
                                                                  ===========


The accompanying notes are an integral part of these financial statements.

                       CIRCUIT SOURCE INTERNATIONAL, INC.
                            (FORMERLY SIXTHCAI, INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 2000


                                        Common Stock
                                  ---------------------      Paid in     Retained
                                    Shares       Amount      Capital     Earnings      Total
                                    ------       ------      -------     --------      -----
Balance at February 3, 2000
 date of incorporation            5,040,000     $  504        $  996                 $ 1,500

Net Income/(Loss)                                                        $(1,600)     (1,600)
                                  ---------     ------        ------     -------     -------

Balance at December 31, 2000      5,040,000     $  504        $  996     $(1,600)    $  (100)
                                  =========     ======        ======     =======      =======

The accompanying notes are an integral part of these financial statements.

                       CIRCUIT SOURCE INTERNATIONAL, INC.
                            (FORMERLY SIXTHCAI, INC.)
                             STATEMENT OF CASH FLOWS
                  FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 2000



Loss from operations                                                  $(1,600)

Adjustments to reconcile loss from operations to net cash provided by (from) operating activities:

  Writeoff of organization costs                                          500
                                                                      -------

Net cash (used) by operations                                          (1,100)
                                                                      -------

Increase in accounts payable                                              100

Net cash (used) by operating activities                                (1,000)
                                                                      -------

Proceeds from issuance of stock                                         1,000
                                                                      -------

Net cash provided by financing activities                               1,000
                                                                      -------

Net increase in cash and cash equivalents                                  --

Cash and cash equivalents at beginning of period                           --
                                                                      -------

Cash and cash equivalents at end of period                            $    --
                                                                      =======

The accompanying notes are an integral part of these financial statements.

                       CIRCUIT SOURCE INTERNATIONAL, INC.
                            (FORMERLY SIXTHCAI, INC.)
                          Notes to Financial Statement
                  for the eleven months ended December 31, 2000


NOTE 1 - THE COMPANY

SixthCAI, Inc. (the "Company") was incorporated in the state of Nevada on February 3, 2000. The Company has had no operations since incorporation, however, has incurred certain costs related to organization and administration. Legal services were provided to the Company in exchange for stock of the Company. This transaction was based on the out-of-pocket costs for the provider and recorded by the Company as $500. These organization costs have been expensed as incurred. For tax purposes, these expenses are being amortized over 60 months. Administrative costs allocated to Company for the eleven months ended December 31, 2000 were $1,100.

As described in Note 3, subsequent to year end the company changed its name to Circuit Source International, Inc.

NOTE 2 - STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 5,040,000 shares outstanding at April 30, 2000.

NOTE 3 - SUBSEQUENT EVENTS

On February 27, 2001 the Company acquired 100% of the outstanding shares of Circuit Source, Inc. in exchange for 4,610,000 of newly issued shares of common stock and the return and cancellation of 4,750,000 shares of the Company. The Company has amended its Articles of Incorporation to change the name of the Company to Circuit Source International, Inc. Circuit Source, Inc. will be a subsidiary of the Company.

                                 EXHIBIT INDEX

Exhibit
Number                             Description
- ------                             -----------

  3.1 Articles of Incorporation with Amendments filed with the Form 10 SB on June 28, 2000 and incorporated by reference

  3.2 By Laws filed with the Form 10 SB on June 28, 2000 and incorporated by reference

  3.3 Computation per share earnings filed with Form 10 SB on June 28, 2000 and incorporated by reference and in current financial statements.

  10 Agreement and Plan of Reorganization filed with an 8-K March 13, 2001 and incorporated by reference.

  17 Resignation of Director as filed with the 8-K on March 13, 2001 and incorporated by reference.

  23.1    Consent of Accountant