Form 10QSB
period 2001-03-31
CIRCUIT SOURCE INTERNATIONAL INC
filed 2001-05-15
CIK 1117326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB

                                Quarterly Report
        Under Section 13 or 15(d) of The Securities Exchange Act of 1934


      March 31, 2001                                           0-30913
  For the Quarter Ended                                Commission File Number


                        CIRCUIT SOURCE INTERNATIONAL, INC.
                       (Name of Small Business Registrant)


       Nevada                                           86-0985427
(State of Incorporation)                 (I.R.S. Employer Identification Number)


             1930 East Third Street, Suite 15, Tempe, Arizona 85281 (Address of Principal Executive Offices Including Zip Code)


                                 (480) 967 7090
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 2001 4,899,044

Transitional Small Business Disclosure Format: [ ] Yes [X] No

INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                                3

     Balance Sheet at March 31, 2001 ....................................    3

     Income Statement for the nine and three months
     ended March 31, 2000 and March 31, 2001. ...........................    4

     Consolidated Statement of Stockholders' Equity
     for the nine months ended March 31, 2001 and 2000 ..................    5

     Statement of Cash Flows for the nine and three months
     ended March 31, 2000 and March 31, 2001. ...........................    6

     Notes to Financial Statements ......................................    7

Item 2 - Management's Discussion and Analysis ...........................   10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ...............................................   12

Item 2. Changes in Securities and Use of Proceeds .......................   12

Item 3. Default Upon Senior Securities ..................................   12

Item 4. Submission of Matters to a Vote of Security Holders .............   12

Item 5. Other Information ...............................................   12

Item 6. Exhibits and Reports on Form 8-K ................................   12

Signature ...............................................................   13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       Circuit Source International, Inc.
                           Consolidated Balance Sheet
                                 March 31, 2001
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $  14,503
  Accounts receivable trade, net of allowance
    for doubtful accounts                                               306,014

  Other receivables                                                       7,095
  Inventory                                                              16,440
                                                                      ---------
     Total Current Assets                                               344,052

PROPERTY and EQUIPMENT
  Furniture and fixtures                                                 35,678
  Automobiles and trucks                                                 51,900
  Equipment                                                             135,744
  Leasehold improvements                                                 82,030
                                                                      ---------
                                                                        305,352
  Accumulated depreciation                                             (151,823)
                                                                      ---------
     Total Property and Equipment                                       153,529

  Refundable deposits                                                     2,138
                                                                      ---------
     TOTAL ASSETS                                                     $ 499,719
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                            $ 131,275
  Accrued expenses                                                        1,344
  Income taxes payable                                                   48,795
  Notes payable - current and current portion                            19,157
                                                                      ---------
                                                                        200,571

  Notes payable - long term                                             238,231
                                                                      ---------
     TOTAL LIABILITIES                                                  438,802

STOCKHOLDERS' EQUITY
  Common Stock                                                              490
  Retained Earnings                                                      60,427
                                                                      ---------
     TOTAL STOCKHOLDERS' EQUITY                                          60,917
                                                                      ---------

     TOTAL LIABILITIES AND STOCKHODLERS' EQUITY                       $ 499,719
                                                                      =========

See accompanying notes to these financial statements.

                       Circuit Source International, Inc.
                          Consolidated Income Statement
                       for the nine and three months ended
                             March 31, 2001 and 2000
                                   (unaudited)

                                               Nine Months Ended March 31,       Three Months Ended March 31,
                                               ---------------------------       ----------------------------
                                                   2001            2000              2001             2000
                                               -----------     -----------       -----------      -----------
Sales - net                                    $ 1,395,702     $ 1,400,004       $   457,609      $   541,433

Cost of sales
  Materials                                        357,246         422,521           117,189          163,404
  Labor and related costs                          286,554         290,501            93,963          112,347
  Direct manufacturing expenses                    106,318         151,200            34,835           58,475
                                               -----------     -----------       -----------      -----------
     Total Cost of Sales                           750,118         864,222           245,987          334,226
                                               -----------     -----------       -----------      -----------

Gross Profit                                       645,584         535,782           211,622          207,207

Operating expenses
  Salaries and related costs                       181,663         243,321            59,524           94,101
  Occupancy costs                                  177,758         140,700            68,242           54,414
  General and administrative costs                 102,948         112,421            23,813           43,478
  Depreciation                                      23,413          17,640             7,653            6,822
                                               -----------     -----------       -----------      -----------
     Total Operating Expenses                      485,782         514,082           159,232          198,815
                                               -----------     -----------       -----------      -----------
Operating Income                                   159,802          21,700            52,390            8,392
                                               -----------     -----------       -----------      -----------
Other Income (Expense)
  Interest Income                                    4,541           4,060             1,445            1,570
  Interest expense                                 (28,511)        (14,840)           (9,374)          (5,739)
                                               -----------     -----------       -----------      -----------

     Total Other Income(Expense)                   (23,970)        (10,780)           (7,929)          (4,169)
                                               -----------     -----------       -----------      -----------

Income before provision for income taxes           135,832          10,920            44,461            4,223
Provision for income taxes                          49,395           4,480            16,186            1,732
                                               -----------     -----------       -----------      -----------
Net Income                                     $    86,437     $     6,440       $    28,275      $     2,491
                                               ===========     ===========       ===========      ===========
Earnings per Share
  Basic                                        $      0.02     $      0.00       $      0.01      $      0.00
                                               ===========     ===========       ===========      ===========
  Diluted                                      $      0.02     $      0.00       $      0.01      $      0.00
                                               ===========     ===========       ===========      ===========

Weighted average shares outstanding              4,900,000       4,610,000         4,900,000        4,610,000
                                               ===========     ===========       ===========      ===========

See accompanying notes to these financial statements.

                       Circuit Source International, Inc.
                 Consolidated Statement of Stockholders' Equity
                for the nine months ended March 31, 2001 and 2000
                                   (unaudited)

                                                        Common Stock          Additional
                                                   -----------------------     Paid in       Retained
                                                    Shares        Amount       Capital       Earnings         Total
                                                   ---------     ---------    ---------      ---------      ---------
Beginning balance - Circuit Source, Inc.
 July 1, 1999                                        12,500     $   3,500                    $ 137,496      $ 140,996

Reorganization and change in par value            4,597,500        (3,039)    $   3,039

Net Income for the nine months ended
 March 31, 2000                                                                                  6,440          6,440
                                                  ---------     ---------     ---------      ---------      ---------
Ending Balance - Circuit Source
 International, Inc. March 31, 2000               4,610,000     $     461     $   3,039      $ 143,936      $ 147,436
                                                  =========     =========     =========      =========      =========

Beginning balance - Circuit Source, Inc.
 July 1, 2000                                        12,500     $   3,500                    $ 146,089      $ 149,589

Reorganization and change in par value            4,597,500        (3,039)    $   3,039

SixthCAI, Inc. acquisition                          290,000            29        (3,039)      (172,099)      (175,109)

Net Income for the nine months ended
 March 31, 2001                                                                                 86,437         86,437
                                                  ---------     ---------     ---------      ---------      ---------
Ending Balance - Circuit Source
  International, Inc. - March 31, 2001            4,900,000     $     490     $      --      $  60,427      $  60,917
                                                  =========     =========     =========      =========      =========

See accompanying notes to these financial statements.

                       Circuit Source International , Inc.
                      Consolidated Statement of Cash Flows
                       for the nine and three months ended
                             March 31, 2001 and 2000
                                   (unaudited)

                                                        Nine Months Ended March 31,     Three Months Ended March 31,
                                                        ---------------------------     ---------------------------
                                                           2001              2000          2001              2000
                                                        ---------         ---------     ---------         ---------
Net Income                                              $  86,437         $   6,440     $  28,275         $   2,491
Adjustments to reconcile Net Income to Net Cash
 Provided by Operating Activities
  Depreciation and amortization                            23,413            17,640         7,653             6,822
  Losses on sale of assets                                  4,933            27,020         1,650            10,450
Change in assets and liabilities:
 (Increase) in accounts receivable                        (67,630)         (154,255)      (22,745)          (41,152)
 (Increase)/Decrease in prepaid expenses and deposits      (7,994)            4,516         2,327             4,915
 (Increase)/Decrease in loans and advances                  2,400            (4,785)        1,020            (1,484)
 Decrease/(Increase) in accounts payable                  (14,213)          119,357        33,228            22,828
 Decrease/(Increase) in accrued payables                   (3,365)            2,088         3,828             4,676
 Increase in income taxes payable                          44,279             1,762        15,115             1,196
                                                        ---------         ---------     ---------         ---------
        Net Cash Provided By Operating Activities          68,260            19,783        10,742            70,351

Cash Flows from Investing Activities:
  Capital expenditures                                    (29,627)          (74,796)       (9,354)          (12,413)
  Proceeds from disposition of assets                      10,851            15,411         2,554             5,056
                                                        ---------         ---------     ---------         ---------
        Net Cash Used By Investing Activities             (18,776)          (59,385)       (6,800)           (7,357)

Cash Flows from Financing Activities:
  Payment of officer loans                                 93,078                          93,078
  Loans to officers                                                         (23,498)
  Proceeds of loans                                        53,020            75,000        25,000
  Principal payments on loans                             (11,479)           (2,390)       (3,425)           (1,894)
  Reorganization expense                                 (176,009)                       (176,009)
                                                        ---------         ---------     ---------         ---------
        Net Cash Used By Financing Activities             (41,390)           49,112       (61,356)           (1,894)
                                                        ---------         ---------     ---------         ---------

Increase In Cash                                            8,094             9,510         2,195             1,491
Cash - Beginning of period                                  6,409            (7,492)       12,308               527
                                                        ---------         ---------     ---------         ---------
Cash - Ending Balance                                   $  14,503         $   2,018     $  14,503         $   2,018
                                                        =========         =========     =========         =========

See accompanying notes to these financial statements.

                       Circuit Source International, Inc.
                    Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000
                                   (unaudited)


STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2001. These results have been determined on the basis of generally accepted accounting principles.

NOTE 1. THE COMPANY

     Circuit Source, Inc. was incorporated in the state of Arizona in 1988. The Company's year end is June 30.

     On February 27, 2001, SixthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization acquired the stock of Circuit Source, Inc. SixthCAI, Inc. was incorporated on February 2, 2000 and had only limited operations until its Plan of Reorganization with Circuit Source, Inc. In conjunction with the plan, SixthCAI, Inc. cancelled 4,750,000 shares then outstanding and issued 4,610,000 shares to the stockholders of Circuit Source, Inc. for all of the issued and outstanding stock of that company. As part of this reverse acquisition, SixthCAI, Inc. changed its name to Circuit Source International, Inc. (the Company") and owns the wholly owned subsidiary, Circuit Source, Inc. The reorganization has been restated to the July 1, 1999.

NOTE 2. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Circuit Source, Inc. manufactures and sells single and double sided printed circuit boards from prototype to volume productions quantities. These boards may have up to twelve layers and vary in the sophistication and layout of design. The Company is located in Arizona and all production is done in Arizona.

     The financial statements include the accounts of the Company and its wholly owned subsidiary, Circuit Source, Inc.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of deposits in checking and savings accounts.

     REVENUE RECOGNITION

     The Company recognizes revenue when the product is complete, conforms to the buyer's specifications and is shipped customer. The company provides a reserve for doubtful accounts. The reserve is currently $5,000, which the Company believes is adequate to cover any potential uncollectible receivables.

                       Circuit Source International, Inc.
                    Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000
                                   (unaudited)


NOTE 2. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated or amortized using straight line or accelerated methods over the estimated useful lives of the assets.

             Manufacturing equipment                     5-7 years
             Office equipment                            5-7 years
             Leasehold improvements                      31.5-39 years
             Vehicles                                    3-7 years

     Maintenance and repairs are charged against operations as incurred. Significant improvements and upgrades are capitalized and depreciated over its estimated useful life. Depreciation for the nine months ended March 31, 2001 was $23,413.

     INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, which requires the use of an asset and liability method of accounting.

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3. NOTES PAYABLE

     The Company has three lines of credit with interest rates ranging from prime plus six and three quarters to 15%. Two of the loans for an aggregate of $148,782 are unsecured and $100,000 is secured by the pledge of the receivables of the Company. $10,551 is due within one year.

                       Circuit Source International, Inc.
                    Notes to Consolidated Financial Statements
                             March 31, 2001 and 2000
                                   (unaudited)


NOTE 4. LEASING ARRANGEMENTS

     The Company leases its manufacturing and office facilities under an operating lease that requires monthly rental payments of $3,710. The lease expires December 31, 2002.

     The following is a schedule of noncancelable future minimum lease payments required under the operating lease.

     For the twelve months ended
     ---------------------------
          March 31, 2002                              $ 44,520
          March 31, 2003                                33,390
                                                      --------
                                                      $ 77,910
                                                      ========

     The Company maintains equipment under long-tern operating leases. Future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year are:

     For the twelve months ended
     ---------------------------
          March 31, 2002                              $ 103,776
          March 31, 2003                                103,776
          March 31, 2004                                103,776
          March 31, 2005                                 50,848
          March 31, 2006                                  3,423

     The rental expense is charged to operations as paid over the lease term. Total lease expense for the nine months ended March 31, 2001 was $81,091.

NOTE 5. CONCENTRATION OF MARKET RISK

     No Customer provides more than ten percent (10%) of the gross revenue.

NOTE 6. EARNINGS PER SHARE

     The pro forma income per share is based on the number of shares outstanding as if all shares were outstanding at the beginning of the period. The weighted average number of shares outstanding for both basic and diluted earnings per share are 4,900,000 and 4,610,000 shares for the nine months ending March 31, 2001 and 2000, respectively.

NOTE 7. PRO FORMA RESULTS OF OPERATIONS

     On a pro forma basis had these financial statements been prepared as if the transaction described above had occurred on July 1, 2000 for the nine months ended March 31, 2001 the results of operations would have reflected a reduction of income of $900 from the operations of SixthCAI, Inc. during that period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-QSB contains certain statements that are not related to historical results, including, without limitations, statements regarding the company's business strategy and objectives and future financial position, are forward looking statements within the meaning of section 27A of the securities act and section 21E of the Exchange Act and involve risks and uncertainties. Although the company believes that the assumptions on which these forward looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include but are not limited to, those set forth in the preceding paragraph, as well as those discussed elsewhere in this report. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

     Circuit Source, Inc. was incorporated in the state of Arizona in 1988. The Company's year end is June 30.

     On February 27, 2001, SixthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization acquired the stock of Circuit Source, Inc. SixthCAI, Inc. was incorporated on February 2, 2000 and had only limited operations until its Plan of Reorganization with Circuit Source, Inc. In conjunction with the plan, SixthCAI, Inc. cancelled 4,750,000 shares then outstanding and issued 4,610,000 shares to the stockholders of Circuit Source, Inc. for all of the issued and outstanding stock of that company. As part of this reverse acquisition, SixthCAI, Inc. changed its name to Circuit Source International, Inc. (the Company") and owns the wholly owned subsidiary, Circuit Source, Inc. The reorganization has been restated to the July 1, 1999.

OVERVIEW

     Circuit Source, Inc. manufactures and sells single and double sided printed circuit boards from prototype to volume productions quantities. These boards may have up to twelve layers and vary in the sophistication and layout of design. The Company is located in Arizona and all production is done in Arizona.

     The financial statements include the accounts of the Company and its wholly owned subsidiary, Circuit Source, Inc.

RESULTS OF OPERATIONS

     The company had a gross profit for the nine months ended March 31, 2001 of $645,584 and $535,782 at March 31, 2000. It also had a gross profit for the three months ended March 31, 2001 of $211,622 compared to a gross profit of $207,207 for the comparable period in 2000.

     The company's net income increased from$6,440 for the nine months ended March 31, 2000 to $86,437 for the same nine month period ending in 2001. Its three months net income ending on March 31, 2001 was $28,275 compared to a net income of $2,491 for the same period ending in 2000.

     The company's earnings per share, on a fully diluted basis, for the nine months ending March 31, 2001 is $0.02 and for the three months ending March 31, 2001 is $0.01.

     The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

     Capital reserves at March 31, 2001 were positive and the company has adequate working capital to continue its operations at its present level. The Company plans to increase working capital through the sale of stock as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has three lines of credit with interest rates ranging from prime plus six and three quarters to 15%. Two of the loans for an aggregate of $148,782 are unsecured and $100,000 is secured by the pledge of the receivables of the Company. $10,551 is due within one year.

     The Company leases its manufacturing and office facilities under an operating lease that requires monthly rental payments of $3,710. The lease expires December 31, 2002.

     The Company maintains equipment under long-tern operating leases. The rental expense is charged to operations as paid over the lease term. Total lease expense for the nine months ended March 31, 2001 was $81,091. The company is current on all note and lease payments.

SEASONALITY

The Company's operations are not affected by seasonal fluctuation. However, cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     Additional Financing. The Company will require additional financing to achieve growth in operations. The company is in the process of raising additional capital through the private placement of common stock to accredited investors. The purpose of the raise is to reduce lease and credit lines, purchase new equipment and working capital. The company is also planning on increasing its business through acquisitions.

     Technological Change. The Company has been able to keep pace with technological changes through an on going educational process in the industry.

     Competition. The Company faces competition from many sources, most of which are larger and have significantly more resources than the Company.

                           PART II. OTHER INFORMATION

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

               The company has filed an 8-K on March 14, 2001 announcing the Merger and Plan of Reorganization, name change of the company to Circuit Source International, Inc. and the resignation of the former Director and appointment of a new Board of Directors. The 8-K had attached to it the Merger and Plan of Reorganization and the resignation of the Director. An 8-K/A was filed on April 30, 2001 containing the pro forma financial statements.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Circuit Source International, Inc.

May 15, 2001                            By: /s/ James Keaton
                                            ------------------------------------
                                            James Keaton, Director and President