Form 10KSB
period 2001-06-30
CIRCUIT SOURCE INTERNATIONAL INC
filed 2001-10-01
CIK 1117326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001


                       CIRCUIT SOURCE INTERNATIONAL, INC.
                       (Name of Small Business Registrant)


        Nevada                       0-30913                     86-0985427
(State of Incorporation)      Commission File Number         (I.R.S. Employer
                                                          Identification Number)


             1930 East Third Street, Suite 15, Tempe, Arizona 85281 (Address of Principal Executive Offices Including Zip Code)


                                 (480) 967-7090
                         (Registrants Telephone Number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.0001 par value
                                (Title of Class)

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

     The registrant's revenues for its most recent fiscal year were $1,825,823

     Number of shares outstanding of each of the registrant's classes of common equity, (par value $.0001) as of September 24, 2001 is 4,900,000

     The following documents are herein incorporated by reference: (1) Form 10SB12G filed on June 28, 2000 (file No. 0-30913), 10-KSB filed on April 2, 2001 and a 10-QSB filed on May 15, 2001 all incorporated in Part III 13(a) an 8-K filed on March 14, 2001 and an 8-K/A filed on April 30, 2001 all incorporated in
Part III (b)(2).

          Transitional Small Business Disclosure Format: YES [ ] NO [X]

                       CIRCUIT SOURCE INTERNATIONAL, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I

ITEM 1.  DESCRIPTION OF BUSINESS ..........................................    1
           BUSINESS DEVELOPMENT ...........................................    1
           BUSINESS .......................................................    2
           PATENTS ........................................................    3

ITEM 2.  DESCRIPTION OF PROPERTY ..........................................    3

ITEM 3.  LEGAL PROCEEDINGS ................................................    3

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............    3

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS ..............................................    4

ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION ....................    5

ITEM 7.  FINANCIAL STATEMENTS .............................................    7

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL MATTERS ............................................    8

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ................    8

ITEM 10. EXECUTIVE COMPENSATION ...........................................    9

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....   10

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................   10

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .................................   11

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     On February 27, 2001, SixthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization acquired the stock of Circuit Source, Inc. SixthCAI, Inc. was incorporated on February 2, 2000 and had only limited operations until its Plan of Reorganization with Circuit Source, Inc. In conjunction with the plan, SixthCAI, Inc. cancelled 4,750,000 shares then outstanding and issued 4,610,000 shares to the stockholders of Circuit Source, Inc. for all of the issued and outstanding stock of that company. As part of this reverse acquisition, SixthCAI, Inc. changed its name to Circuit Source International, Inc. and owns the wholly owned subsidiary, Circuit Source, Inc. The reorganization has been restated to July 1, 1999 and the registrant changed its fiscal year-end from December 31 to June 30. All the information is set forth in an 8 K filed on March 13, 2001. Circuit Source, Inc., the wholly owned operating subsidiary is an Arizona Corporation, which was incorporated in 1988 for the purpose of manufacturing single sided, double sided, and multi-layered circuit boards.

BUSINESS

     Circuit Source, Inc. manufactures and sells single, double-sided and multi-layered printed circuit boards from prototype to volume productions quantities. These boards may have up to twelve layers and vary in the sophistication of design. The registrant is located in Tempe, Arizona and all production is done in Arizona.

CIRCUIT BOARD INDUSTRY

     Printed circuit boards consist of layers of electrical circuitry patterns etched into copper on insulating base materials. They are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. Printed circuit boards are customized for specific electronic applications and are sold to OEMs and contract manufacturers in volumes that range from several units for prototypes to small quantities for pre-production to large quantities for volume production. Quick-turn prototypes are used in the design, test and launch phases of new electronic products and require rapid manufacturing, with delivery times ranging from as little as 24 hours to as long as 10 days. Larger volumes of printed circuit boards are needed as a product progresses past the testing and design phases and into pre-production and then volume production.

     Printed circuit boards are used in virtually all electronic equipment from consumer products, such as personal computers, cellular telephones and televisions, to high-end commercial electronic equipment, such as data communication routers and switches, wireless base stations, computer workstations and network servers. Typically, printed circuit boards used in consumer electronic products are less technologically sophisticated, employing lower layer counts and lower performance materials and requiring less manufacturing sophistication than printed circuit boards used in high-end commercial equipment.

     High-end commercial equipment manufacturers require more complex multi-layer interconnect solutions with advanced materials, narrow line widths and separations of copper traces, precision machining and small diameter vias and through-holes to connect internal circuitry. The registrant manufactures complex multi-layer printed circuit boards primarily for use in high-end commercial equipment within the communications, computing and test and measurement segments of the electronics industry. High growth, rapid technological change and short product life cycles characterize these industry segments as OEMs continually develop new and technologically superior products.

     Manufacturing increasingly sophisticated electronic interconnect products requires substantial investment in advanced production facilities, engineering and manufacturing expertise and process technology. These capital and technology requirements have led to consolidation in recent years, reducing the number of printed circuit board manufacturers in the United States from approximately 950 in 1992 to approximately 650 in 1999. Despite this consolidation, the printed circuit board market remains fragmented, and we expect consolidation to continue. Of the approximately 650 printed circuit board manufacturers in the United States in 1999, only ten of these independent manufacturers had revenues in excess of $100 million, and these manufacturers comprised 52% of the domestic printed circuit board market.

COMPANY BUSINESS

     The registrant, Circuit Source International Inc. (CSI), is a leading manufacturer of technologically advanced electronic interconnect solutions for use in sophisticated electronic equipment. The registrant's principal products are complex multi-layer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. CSI focuses on providing its solutions to manufacturers of technologically advanced electronic products within selected high growth segments of the electronics industry, including communications, computing, and test and measurement. CSI provides its customers with an integrated interconnect manufacturing solution that includes quick-turn prototypes, pre-production and volume production of printed circuit boards and backplanes and backplane assemblies. The registrant's major and emerging customers include leading original equipment manufacturers, OEMs, customized integrated electronic manufacturing services, EMS, product engineering and development companies, and contract manufacturers in the electronics industry in general. The registrant's customer list consists of companies such as; Motorola, ON Semiconductor, Duraswitch, TKM, Allied Signal,

Space Data, Hypercom and Medronics/Microrel. The registrant is focused on producing next generation interconnect solutions and has the manufacturing and technological capabilities to fabricate advanced printed circuit boards in volume and deliver on time.

     There have been no bankruptcy, receivership or similar proceeding in the Registrant's history.

     The registrant has thirteen (13) full time employees.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The registrant's manufacturing and office facilities is housed at 1930 East Third Street, Suite 15, Tempe, Arizona 85281. The Company leases its manufacturing and office facilities under an operating lease that requires monthly rental payments of $5,137 with annual increases through December 31, 2005.

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

     It is the registrant's intention to qualify it to be listed on the NASDAQ Small Cap Market. The initial listing requirements are as follows: (1) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income in latest fiscal year or two of the last three fiscal years of $750,000,
(2) public float 1,000,000 shares with a market value of $5,000,000, (3) minimum bid price of $4.00, (4) three market makers, (5) 300 round lot (100 or more shares) shareholders, (6) an operating history of one year or $50,000,000 market cap, and (7) corporate governance standards must be in place. Subsequent to qualifying for listing the registrant, in order to remain on the Small Cap Market, the registrant must maintain the following; (1) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income in latest fiscal year or two of the last three fiscal years of $500,000, (2) public float of 500,000 shares with a market value of $1,000,000, (3) minimum bid price of $1.00, (4) two market makers, (5) 300 round lot (100 or more shares) shareholders, and (6) corporate governance standards must be in place.

     It is the registrant's objective to become qualified for NASDAQ Small Cap Market however; there is no assurance it will reach or maintain that objective. In that case its securities may be traded on the Over The Counter Bulletin Board (OTCBB). This exchange differs from NASDAQ in that the qualifications do not include minimum assets, revenues, number of shareholders, market capitalization, number of shares in the public float and corporate governance standards. To qualify for OTCBB the registrant must have a market maker willing to list the securities on a bid and ask quotation and sponsor the registrant for listing. All companies, including banks and insurance companies, traded on the OTCBB must be fully reporting as of June 2000. The registrant may also offer its securities on the National Quotation Bureau, Inc., commonly known as the "pink sheets".

     (a) Holders. There were four (4) holders of the common equity of the registrant at its year-end.

     (b) Dividends. There have been no cash dividends declared to date and there are no plans to do so. There are no restrictions that limit the ability to pay dividends on common equity other than the dependency on the registrant's revenues, earnings and financial condition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-KSB contains certain statements that are not related to historical results, including, without limitations, statements regarding the company's business strategy and objectives and future financial position, are forward looking statements within the meaning of section 27A of the securities act and section 21E of the Exchange Act and involve risks and uncertainties. Although the company believes that the assumptions on which these forward looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include but are not limited to, those set forth in the preceding paragraph, as well as those discussed elsewhere in this report. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement.

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

     Circuit Source, Inc., the wholly owned operating subsidiary of Circuit Source International, Inc., was incorporated in the state of Arizona in 1988. The Company's year-end is June 30.

OVERVIEW

     Circuit Source, Inc. manufactures and sells single, double-sided and multi-layered printed circuit boards from prototype to volume productions quantities. These boards may have up to twelve layers and vary in the sophistication of design. The Company is located in Arizona and all production is done in Arizona.

     The financial statements include the accounts of the Company and its wholly owned subsidiary, Circuit Source, Inc.

RESULTS OF OPERATIONS

     The company had a gross profit for the year ended June 30, 2001 of $802,831 and $702,297 at June 30, 2000.

     The company's net income decreased from $6,006 for the year- ended June 30, 2000 to a loss of $(79,200) for the year-ended June 30, 2000.

     The company's earnings per share, on a fully diluted basis, for the year-ended June 30, 2001 is $(0.02) and for the same period ending June 30, 2000 was $0.00.

     The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

     Capital reserves at June 30, 2001 were positive and the company has working capital to continue its operations at its present level. The Company plans to increase working capital through the sale of stock as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has three lines of credit with interest rates ranging from prime plus six and three quarters to 15%. Two of the loans for an aggregate of $99,725 are unsecured and, the majority shareholder guaranteed a third note with a balance of $46,129. A fourth note for $100,000 is secured by the pledge of the receivables of the Company and has monthly payments of $1,250.

     The Company leases its manufacturing and office facilities under an operating lease that requires monthly rental payments of $5,137 with annual increases through December 31, 2005.

     The Company maintains equipment under long-term operating leases. The rental expense is charged to operations as paid over the lease term. Total lease expense for years ended June 30, 2001 and 2000 was $157,447 and $108,805, respectively. The company is current on all note and lease payments.

SEASONALITY

     The Company's operations are not affected by seasonal fluctuation. However, cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     Additional Financing. The Company will require additional financing to achieve growth in operations. The company is in the process of raising additional capital through the private placement of common stock to accredited investors. The purpose of the raise is to reduce lease and credit lines, purchase new equipment and provide working capital. The company is also planning on increasing its business through acquisitions.

     Technological Change. The company has been able to keep pace with technological changes through an on going educational process in the industry.

     Competition. The company faces competition from many sources, most of which are larger and have significantly more resources than the company.

ITEM 7. FINANCIAL STATEMENTS

     The Financial Statement of the registrant is filed as a part of this Annual Report. See index to the financial statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

     There have been no changes of Accountants or disagreements with the registrants Accountants on accounting and financial matters.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The registrant, at its former year-end had one officer and director.

        Name                      Age        Position and Offices Held
        ----                      ---        -------------------------
        James Keaton              41         Chairman, CEO and Director

        George Earl               58         Director

        Anthony Camberlango       60         Secretary, Director

     There are no agreements that a Director will resign at the request of another person and the above named Director is not acting on behalf of nor will act on behalf of another person.

     The following is a brief summary of the Directors, and Officers including their business experiences for the past five years.

JAMES W. KEATON JR., CHAIRMAN, PRESIDENT & Director:

Mr. Keaton is the Founder of Circuit Source International and has spent the past 22 years involved in the Circuit Board Manufacturing Industry. He began his career in 1978 spending four years with Continental Circuits Corporation, now Sanmina Corporation. He began as a CNC Drill Operator, progressed to Drill Area Supervisor, then moved to processing engineering where he rapidly became Engineering Manager. Subsequently he continued to gain experience by becoming Production Manager followed by promotion to General Manager of a new satellite facility, which he helped develop and build from the ground up. In 1982 and for the next four years Mr. Keaton was Vice President of Operations for Custom Circuits, Inc. where he was responsible for all aspects of operations including, sales, accounting, engineering, manufacturing, quality control and environmental compliance. During the period of his management he grew sales from $1MM to $7MM annually. In addition he designed, built, equipped and staffed a new 25,000 sq. ft., state of the art production facility. In 1988 he founded Circuit Source, Inc. with total responsibility for all aspects of the Business.

GEORGE F. EARL, DIRECTOR:

Mr. Earl is the Founder, President, CEO & CFO of Mr. Clutch USA, Inc. that is publicly owned. Mr. Clutch USA, Inc. licenses its trademarks to auto repair business through its dealership program. He has been instrumental in bringing Mr. Clutch to the public market and has been involved full time in its activities and those of its predecessor and affiliated business since 1981. Mr. Earl has 37 years of experience as an entrepreneur having started three businesses. Among those businesses was a computer services business he originated and operated for 12 years with up to 50 employees before selling in 1982. Mr. Earl attended both the University of Nebraska and Iowa State College. Inc. Magazine has nominated him for "Entrepreneur of the Year" in relation to his activities involving Mr. Clutch.

TONY CAMBERLANGO, SECRETARY DIRECTOR:

Mr. Camberlango has been engaged full-time in the real estate development industry since 1971. His experience includes the development, acquisition and marketing of Master Planned communities through out the Southwest and Mexico. He has also been a senior officer in a public company managing more than $300 million dollars in real property assets. He has also owned a major home building company with over 50 million in annual sales. Mr. Camberlango current activity involves various urban development projects in San Francisco, San Diego and Scottsdale.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Officers, Directors and those beneficially owning more than 10% of small business registrant's class of equity securities registered under Section 12 of the Exchange Act, shall file reports of ownership and any change in ownership with the Securities and Exchange Commission. Copies of these reports are to be filed with the registrant.

     Based upon a review of these reports the registrant has concluded that a Form 13D has been filed.

ITEM 10. EXECUTIVE COMPENSATION

     Mr. James Keaton, the President and Chief Executive of the company received $261,597 in compensation for year ending June 30, 2001. No other employee received $100,000 or more

     Furthermore, there are no stock option plans, pension plans, insurance coverage or other benefit programs adopted by the registrant.

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

       Name and Address                Amount of Beneficial      Percentage
      of Beneficial Owner                  Ownership              of Class
      -------------------                  ---------             --------

    James Keaton                           4,610,000               94.1%
    1930 East 3rd Street #15
    Tempe, AZ  85281

    All Executive Officers and             4,610,000               94.1%
    Directors as a Group (3 persons)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The major stockholder of the registrant has guaranteed the notes payable of the company and also guaranteed the lease obligations. The registrant has agreed to indemnify the major stockholder/officer for any related costs.

     At June 30, 2001, the registrant had a payable to its major stockholder/officer in the amount of $19,397. At June 30, 2000 the registrant had a receivable from this same stockholder/officer in the amount $91,577.

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

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          3.1 Articles of Incorporation with Amendments filed with the Form 10SB on June 28, 2000 and incorporated by reference

          3.2 By Laws filed with the Form 10SB on June 28, 2000 and incorporated by reference

          3.3 Computation per share earnings filed with Form 10-KSB on April 2, 2001 and incorporated by reference and in current financial statements.

          10 Agreement and Plan of Reorganization filed with an 8-K March 13, 2001 and incorporated by reference.

          17 Resignation of Director as filed with the 8-K on March 13, 2001 and incorporated by reference.

     (b) Reports on Form 8-K

          There was an 8-K filed on March 14, 2001 as indicated above and incorporated by reference

          There was an 8-K/A filed on April 30, 2001 consisting of pro forma financials and incorporated by reference.

                                 SIGNATURE PAGE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CIRCUIT SOURCE INTERNATIONAL, INC..


September 28, 2001                        By /s/ James Keaton
                                             ----------------------------
                                             James Keaton,
                                             Director and President


                                          By /s/ Tony Camberlango
                                             ----------------------------
                                             Tony Camberlango,
                                             Secretary and Director

                Circuit Source International, Inc. and Subsidiary

                              Financial Statements


                                Table of Contents


Report of Independent Accountants                                     F-2

Consolidated Balance Sheets for June 30, 2001 and 2000                F-3

Consolidated Statements of Operations for the years ended
 June 30, 2001 and 2000                                               F-4

Consolidated Statements of Stockholders' Equity                       F-5

Consolidated Statements of Cash Flows                                 F-6

Notes to Consolidated Financial Statements                            F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors of Circuit Source International, Inc.

We have audited the accompanying consolidated balance sheet of Circuit Source International, Inc. and subsidiary as of June 30, 2001 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Circuit Source International, Inc. and consolidated subsidiary as of June 30, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the two years ended June 30, 2001, in conformity with generally accepted accounting principles.

                        /s/ James C. Marshall, CPA, P.C.

Scottsdale, Arizona
September 24, 2001

                Circuit Source International, Inc. and Subsidiary

                           Consolidated Balance Sheets
                             June 30, 2001 and 2000


                                                               June 30,
                                                       ------------------------
                                                          2001           2000
                                                       ---------      ---------
ASSETS
Current Assets:
Cash and cash equivalents                              $  13,340      $   5,509
Accounts receivable trade, net of
  allowance for doubtful accounts                        233,413        243,384
Other receivables                                          3,985        102,573
Inventory                                                 31,119          8,446
                                                       ---------      ---------
   Total Current Assets                                  281,857        359,912

Property and equipment                                   314,233        295,652
  Accumulated depreciation                              (183,556)      (145,854)
                                                       ---------      ---------
    Net Property and Equipment                           130,677        149,798
Deferred tax asset                                        40,000
Refundable deposits                                        6,850          6,850
                                                       ---------      ---------
   TOTAL ASSETS                                        $ 459,384      $ 516,560
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable - trade                             $ 124,764      $ 145,488
  Accrued expenses                                         1,570          4,709
  Income taxes payable                                        --          3,516
  Notes payable - current and current portion            109,884        115,847
  Due to stockholder                                      19,397             --
                                                       ---------      ---------
    Total Current Liabilities                            255,615        269,560

Notes payable - long term                                135,969        100,000
                                                       ---------      ---------
    TOTAL LIABILITIES                                    391,584        369,560

STOCKHOLDERS' EQUITY
Common Stock                                                 490            490
Additional Paid in Capital                                 3,010          3,010
Retained Earnings                                         64,300        143,500
                                                       ---------      ---------
   TOTAL STOCKHOLDERS' EQUITY                             67,800        147,000
                                                       ---------      ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 459,384      $ 516,560
                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

                Circuit Source International, Inc. and Subsidiary

                      Consolidated Statement of Operations
                   For the years ended June 30, 2001 and 2000


                                                              June 30,
                                                    ---------------------------
                                                        2001            2000
                                                    -----------     -----------
Sales - net                                         $ 1,825,823     $ 1,930,014
Cost of sales:
  Materials                                             487,846         692,222
  Labor and related costs                               386,674         400,482
  Direct manufacturing expenses                         102,331          98,583
  Depreciation                                           46,141          36,430
                                                    -----------     -----------
     Total Cost of Sales                              1,022,992       1,227,717
                                                    -----------     -----------
Gross Profit                                            802,831         702,297

Operating expenses:
  Salaries and related costs                            261,597         335,504
  Occupancy costs                                       220,341         182,799
  General and administrative costs                      405,652         119,425

  Depreciation                                            1,537           1,237
  Interest expense                                       38,430          20,435
                                                    -----------     -----------
     Total Operating Expenses                           927,557         659,400
                                                    -----------     -----------
Operating Income (Loss)                                (124,726)         42,897
Interest Income                                           4,625           5,535
Gain (loss) on sale of assets                               901         (37,310)
                                                    -----------     -----------
Income (loss) before income taxes                      (119,200)         11,122
Benefit (provision) for income taxes                     40,000          (5,116)
                                                    -----------     -----------
Net Income (Loss)                                   $   (79,200)    $     6,006
                                                    ===========     ===========
(Loss) earnings per common share:
  Basic                                             $     (0.02)    $      0.00
                                                    ===========     ===========
  Diluted                                           $     (0.02)    $      0.00
                                                    ===========     ===========
Average shares of common stock outstanding:
  Basic                                               4,900,000       4,610,000
                                                    ===========     ===========
  Diluted                                             4,900,000       4,610,000
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                Circuit Source International, Inc. and Subsidiary

                 Consolidated Statement of Stockholders' Equity
                   For the years ended June 30, 2001 and 2000


                                                          Common Stock       Additional
                                                        ----------------      Paid in      Retained
                                                        Shares     Amount     Capital      Earnings      Total
                                                        ------     ------     -------      --------      -----
Beginning balance July 1, 1999 - Circuit
 Source, International                                 4,610,000   $  461     $ 3,039      $137,494    $140,994

Net Income for the year ended June 30, 2000                                                   6,006       6,006
                                                      ----------   ------     -------      --------    --------

Ending Balance - June 30, 2000                         4,610,000      461       3,039       143,500     147,000

Reorganization with Circuit Source International
 and SixthCAI, Inc.                                      290,000       29         (29)

Loss for the year ended June 30, 2001                                                       (79,200)    (79,200)
                                                      ----------   ------     -------      --------    --------

Ending Balance - June 30, 2001                         4,900,000   $  490     $ 3,010      $ 64,300    $ 67,800
                                                      ==========   ======     =======      ========    ========

   The accompanying notes are an integral part of these financial statements.

                Circuit Source International, Inc. and Subsidiary

                      Consolidated Statement of Cash Flows
                   For the years ended June 30, 2001 and 2000


                                                               June 30,
                                                       ------------------------
                                                          2001           2000
                                                       ---------      ---------

Net Income (Loss)                                      $ (79,200)     $   6,006
Adjustments to reconcile Net Income (Loss) to Net
 Cash Provided by Operating Activities:
  Depreciation and amortization                           47,678         37,667
  Losses on sale of assets                                               37,310
  Deferred tax asset                                     (40,000)
Change in assets and liabilities:
  Increase in accounts receivable                          9,971        (59,490)
  Decrease in other receivables                           98,588         (5,629)
  Increase in inventory                                  (22,673)          (900)
  Decrease in accounts payable                           (39,472)        38,460
  Decrease in accrued liabilities                         (3,139)         3,929
  Decrease in income taxes payable                        (3,516)         2,398
                                                       ---------      ---------
        Net Cash Provided By Operating Activities        (31,763)        59,751

Cash Flows from Investing Activities
  Capital expenditures                                   (28,557)      (135,858)
  Proceeds from disposition of assets                         --         12,839
                                                       ---------      ---------
        Net Cash Used By Investing Activities            (28,557)      (123,019)

Cash Flow from Financing Activities
  Payment of officer loans
  Proceeds of loans                                      108,427        120,000
  Principal payments on loans                            (59,673)       (13,282)
  Officer loans                                           19,397        (30,448)
                                                       ---------      ---------
        Net Cash Used By Financing Activities             68,151         76,270
                                                       ---------      ---------

Increase In Cash                                           7,831         13,002
Beginning of period                                        5,509         (7,493)
                                                       ---------      ---------
Ending Balance                                         $  13,340      $   5,509
                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

                Circuit Source International, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 2001 and 2000


NOTE 1. THE COMPANY

On February 27, 2001, SixthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization acquired the stock of Circuit Source, Inc. SixthCAI, Inc. was incorporated on February 2, 2000 and had only limited operations until its Plan of Reorganization with Circuit Source, Inc. In conjunction with the plan, SixthCAI, Inc. cancelled 4,750,000 shares then outstanding and issued 4,610,000 shares to the stockholders of Circuit Source, Inc. for all of the issued and outstanding stock of that company. As part of this reverse acquisition, SixthCAI, Inc. changed its name to Circuit Source International, Inc. (the Company") and owns the wholly owned subsidiary, Circuit Source, Inc. The reorganization has been restated to July 1, 1999.

Circuit Source, Inc. was incorporated in the state of Arizona in 1988. The Company's year end is June 30.

On a pro forma basis, had the merger occurred on July 1, 1999, the results of operations would have been to increase the loss by $1,200 for the year ended June 30, 2001 and reduce income for the year ended June 30, 2000 by $500.

NOTE 2. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Circuit Source, Inc. manufactures and sells single, double sided and multilayered printed circuit boards from prototype to volume productions quantities. Some of these boards may have up to twelve layers and they vary in the sophistication of layout of design. The Company is located in Arizona and all production is done in Arizona.

The financial statements include the accounts of the Company and its wholly owned subsidiary, Circuit Source, Inc.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of deposits in checking and savings accounts.

REVENUE RECOGNITION

The Company recognizes revenue when the product is complete, conforms to the buyer's specifications and is shipped to the customer. The company provides a reserve for doubtful accounts. The reserve is currently $5,000, which the Company believes is adequate to cover any potential uncollectible receivables.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated or amortized using straight line or accelerated methods over the estimated useful lives of the assets.

                Circuit Source International, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 2001 and 2000
                                   (continued)


NOTE 2. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT (CONTINUED)

         Manufacturing equipment                     5-7 years
         Office equipment                            5-7 years
         Leasehold improvements                      5-7 years
         Vehicles                                    3-7 years

Maintenance and repairs are charged against operations as incurred. Significant improvements and upgrades are capitalized and depreciated over their estimated useful life.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, which requires the use of an asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121"). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates on each balance sheet date whether events or circumstances have occurred that indicate a possible impairment. In accordance with SFAS 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable.

                Circuit Source International, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 2001 and 2000
                                   (continued)


NOTE 2. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimates useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has not determined the effect of this new standard; however, at June 30, 2001 the Company has no amortizing intangibles. The impact of implementation SFAS No. 142 is not expected to be material.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                     June 30,
                                             -------------------------
                                                2001            2000
                                             ---------       ---------
Manufacturing equipment                      $ 172,789       $ 144,794
Office equipment                                13,286          19,008
Leasehold improvements                         100,952          82,030
Vehicles                                        27,206          49,820
                                             ---------       ---------
                                               314,233         295,652
Less: accumulated depreciation                (183,556)       (145,854)
                                             ---------       ---------
                                             $ 130,677       $ 149,798
                                             =========       =========

Depreciation and amortization expense for the years ended June 30, 2001 and 2000 were $47,678 and $37,667, respectively.

                Circuit Source International, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 2001 and 2000
                                   (continued)


NOTE 4. NOTES PAYABLE

Notes payable and long-term debt consist of the following:

                                                                   June 30,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
Lines of credit - banks, unsecured, interest at prime
 plus 6.75% and 13.5% due 2005, maximum lines are $100,000   $ 99,725   $ 70,000

Line of credit - bank, unsecured, interest at prime
 plus 7.0%, monthly payments of 2% of outstanding
 principal balance, guaranteed by shareholder                  46,129     45,847

Note payable - interest at 15%, monthly payments $1,250,
 due December 31, 2001, secured by accounts receivable
 and guarantee of shareholder                                 100,000    100,000
                                                             --------   --------

   Total                                                      246,853    215,847
   Less current portion                                       109,884    115,847
                                                             --------   --------
   Long-term portion                                         $135,969   $100,000
                                                             ========   ========

NOTE 5. INCOME TAXES

Components on income taxes (benefit) provision reflected in the consolidated statements of operations are as follows:

                                      2001        2000
                                    --------    --------
Current Income Taxes:
  Federal                           $(31,800)   $  3,408
  State                               (8,200)      1,708
                                    --------    --------
                                    $(40,000)   $  5,116
                                    ========    ========

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting (loss) earnings compared to the (benefit) provision for income tax in the consolidated statements of operations:

Income tax (benefit) expense at the statutory rate $(40,528) $ 1,668 (Decrease) Increase resulting from:
  State income taxes, net of federal income tax        (5,439)      1,725
  Other                                                 5,967       1,723
                                                     --------    --------
                                                     $(40,000)   $  5,116
                                                     ========    ========

Tax effects are based on a 8.0% state and 34.0% federal income tax rates for a net combined rate of 39.3% for 2001 and 8.0% state and 15.0% federal income tax rates for 2000.

                Circuit Source International, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 2001 and 2000
                                   (continued)


NOTE 5. INCOME TAXES (CONTINUED)

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Net operating loss carryforwards for federal income tax purposes of $102,000 expire in 2021. Net operating loss carryforwards for state income tax purposes expire in 2006.

NOTE 6. RELATED PARTY TRANSACTIONS

The major stockholder of the Company has guaranteed the notes payable of the Company and also guaranteed the lease obligations. The Company has agreed to indemnify the major stockholder/officer for any related costs.

At June 30, 2001, the Company had a payable to the major stockholder/officer of the Company in the amount of $19,397. At June 30, 2000 the Company had a receivable from this same stockholder/officer in the amount $91,577.

NOTE 7. LEASE COMMITMENTS

The Company leases its manufacturing and office facilities under an operating lease that requires monthly rental payments of $5,137 with annual increases through December 31, 2005.

The following is a schedule of noncancelable future minimum lease payments required under the operating lease.

For the twelve months ended
  June 30, 2002                            $ 62,586
  June 30, 2003                              64,488
  June 30, 2004                              66,390
  June 30, 2005                              68,280
  June 30, 2006                              34,614
                                           --------
                                           $296,358
                                           ========

The Company maintains equipment under long-tern operating leases. Future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year are:

For the twelve months ended
  June 30, 2002                            $103,776
  June 30, 2003                             103,776
  June 30, 2004                             103,776
  June 30, 2005                              50,848
  June 30, 2006                               3,423

The rental expense is charged to operations as paid over the lease term. Total lease expense for the years ended June 30, 2001 and 2000 was $157,447 and $108,805, respectively.

                Circuit Source International, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 2001 and 2000
                                   (continued)


NOTE 8. CONCENTRATION OF MARKET RISK

No Customer provides more than ten percent (10%) of the gross revenue.

NOTE 9. STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 4,900,000 and 4,610,000 shares outstanding at June 30, 2001 and 2000 after giving effect to the transaction with SixthCAI, Inc. and the reorganization of the Company.

NOTE 10. EARNINGS (LOSS) PER SHARE

The income per share is based on the number of shares outstanding as if all shares were outstanding at the beginning of the period. The weighted average number of shares outstanding for both basic and diluted earnings per share are 4,900,000 and 4,610,000 shares for the year ended June 30, 2001 and 2000, respectively.

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. The basic and diluted loss per share have been adjusted to give effect to the stock split as a result of the reorganization.