Form 10QSB
period 2001-09-30
CIRCUIT SOURCE INTERNATIONAL INC
filed 2001-11-19
CIK 1117326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the Quarter Ended September 30, 2001          Commission File Number 0-30913


                       Circuit Source International, Inc.
                       (Name of Small Business Registrant)


        Nevada                                        86-0985427
(State of Incorporation)               (I.R.S. Employer Identification Number.)


             1930 East Third Street, Suite 15, Tempe, Arizona 85281 (Address of Principal Executive Offices Including Zip Code)


                                 (480) 967 7090
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of November 14, 2001 4,900,000

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheet at September 30, 2001 and
          September 30, 2000                                                 1

          Statement of Operations for three months ended
          September 30, 2001 and September 30, 2000                          2

          Consolidated Statements of Stockholders' Equity
          for the three months ended September 30, 2001 and 2000             3

          Statement of Cash Flows for the three months ended
          September 30, 2001 and September 30, 2000                          4

          Notes to Financial Statements                                      5

     Item 2 - Management's Discussion and Analysis                          11

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                              13

     Item 2. Changes in Securities and Use of Proceeds                      13

     Item 3. Default Upon Senior Securities                                 13

     Item 4. Submission of Matters to a Vote of Security Holders            13

     Item 5. Other Information                                              13

     Item 6. Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                  15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                             September 30,
                                                      -------------------------
                                                         2001            2000
                                                      ---------       ---------
ASSETS
Current Assets:
  Cash and cash equivalents                           $   9,809       $  69,248
  Accounts receivable trade, net of allowance for
   doubtful accounts                                    292,058         129,447
  Other receivables                                      12,054         100,011
  Inventory                                              22,700          14,424
                                                      ---------       ---------
        Total Current Assets                            336,621         313,130

Property and equipment                                  327,328         295,000
Accumulated depreciation                               (190,480)       (158,436)
                                                      ---------       ---------
Net Property and Equipment                              136,848         136,564
Deferred tax asset                                       35,907          12,157
Refundable deposits                                       6,850           6,850
                                                      ---------       ---------
        TOTAL ASSETS                                  $ 516,226       $ 468,701
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable - trade                            $ 153,655       $ 124,406
  Accrued expenses                                        3,524             435
  State Income taxes payable                                 50              --
  Notes payable - current and current portion           139,794         115,847
                                                      ---------       ---------
        Total Current Liabilities                       297,023         240,688

Notes payable - long term                               138,664         101,935
                                                      ---------       ---------
        TOTAL LIABILITIES                               435,687         342,623

STOCKHOLDERS' EQUITY
  Common Stock                                              490           3,500
  Additional Paid in Capital                              3,010              --
  Retained Earnings                                      77,039         122,578
                                                      ---------       ---------
        TOTAL STOCKHOLDERS' EQUITY                       80,539         126,078
                                                      ---------       ---------
        TOTAL LIABILITIES AND STOCKHODLERS' EQUITY    $ 516,226       $ 468,701
                                                      =========       =========

   The accompanying notes are an integral part of these financial statements.

                CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                          September 30,
                                                 -----------------------------
                                                     2001              2000
                                                 -----------       -----------
Income                                           $   410,615       $   482,075

Cost of sales:
  Materials                                           98,616           120,471
  Labor and related costs                             95,299           102,104
  Direct manufacturing expenses                       43,948            35,384
  Depreciation                                         6,700            12,205
                                                 -----------       -----------
        Total Cost of Sales                          244,563           270,163
                                                 -----------       -----------
Gross Profit                                         166,052           211,912

Operating expenses:
  Salaries and related costs                          26,979            68,985
  Occupancy costs                                     14,109            17,451
  General and administrative costs                    97,975           147,081
  Depreciation                                           223               377
  Interest expense                                     9,888            10,124
                                                 -----------       -----------
        Total Operating Expenses                     149,174           244,018
                                                 -----------       -----------
Operating Income (Loss)                               16,878           (32,106)

Interest Income                                            2             1,205
Miscellaneous Income                                      --              (578)
                                                 -----------       -----------
Income (loss) before income taxes                     16,880           (31,480)
Benefit (provision) for income taxes                  (4,143)           10,557
                                                 -----------       -----------
Net Income (Loss)                                $    12,737       $   (20,923)
                                                 ===========       ===========
(Loss) earnings per common share
  Basic                                          $      0.00       $      0.00
                                                 ===========       ===========
  Diluted                                        $      0.00       $      0.00
                                                 ===========       ===========
Average shares of common stock outstanding
  Basic                                            4,900,000         4,610,000
                                                 ===========       ===========
  Diluted                                          4,900,000         4,610,000
                                                 ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                  Common Stock           Additional
                                             ------------------------      Paid in      Retained
                                               Shares        Amount        Capital      Earnings       Total
                                             ----------    ----------    ----------    ----------    ----------
Beginning balance - Circuit Source, Inc.
July 1, 2000                                  4,610,000    $      461    $    3,039    $  137,494    $  140,994

Net Income (loss) for the three months
ended September 30, 2000                                                                  (20,923)      (20,923)
                                             ----------    ----------    ----------    ----------    ----------

Ending Balance - September 30, 2000           4,610,000    $      461    $    3,039    $  116,571    $  120,071
                                             ==========    ==========    ==========    ==========    ==========

Beginning Balance - Circuit Source
International, Inc. July 1, 2001              4,900,000    $      490    $    3,010    $   64,301    $   67,801

Net Income for the three months ended
September 30, 2001                                                                         12,746        12,746
                                             ----------    ----------    ----------    ----------    ----------

Ending Balance - September 30, 2001           4,900,000    $      490    $    3,010    $   77,047    $   80,547
                                             ==========    ==========    ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                             September 30,
                                                      -------------------------
                                                         2001            2000
                                                      ---------       ---------
Net Income                                            $  12,746       $ (20,923)

Adjustments to reconcile Net Income to Net Cash
 Provided by Operating Activities
  Depreciation and amortization                           6,923          12,582
  Deferred tax asset                                      4,084         (12,157)
Change in assets and liabilities:
  Increase in accounts receivable                       (59,144)        113,937
  Increase in prepaid expenses                             (600)             --
  Increase in inventory                                   8,419          (5,978)
  Increase in other receivables                              --           2,562
  Decrease in accounts payable                           28,892         (19,778)
  Increase in accrued liabilities                         1,955          (4,274)
  Increase in provision for income taxes                     50          (3,516)
                                                      ---------       ---------
Net Cash Provided By Operating Activities                 3,325          62,455

Cash Flows from Investing Activities
  Capital expenditures                                  (13,095)           (651)
                                                      ---------       ---------
Net Cash Used By Investing Activities                   (13,095)           (651)

Cash Flow from Financing Activities
  Proceeds of loans                                      52,689          34,000
  Principal payments on loans                           (20,085)        (32,065)
  Officer loans                                         (26,366)             --
                                                      ---------       ---------
Net Cash Used By Financing Activities                     6,238           1,935
                                                      ---------       ---------

Increase In Cash                                         (3,532)         63,739
Beginning of period                                      13,340           5,509
                                                      ---------       ---------
Ending Balance                                        $   9,808       $  69,248
                                                      =========       =========

   The accompanying notes are an integral part of these financial statements.

                CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2001. These results have been determined on the basis of generally accepted accounting principles.

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

On a pro forma basis, had the merger occurred on July 1, 2000, the results of operations would have been to increase the loss by $300 for the three months ended September 30, 2001.

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

                CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                                   (CONTINUED)


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

                CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                                   (CONTINUED)


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

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                         September 30,
                                                    ------------------------
                                                       2001           2000
                                                    ---------      ---------
Manufacturing equipment                             $ 184,941      $ 144,142
Office equipment                                       13,286         19,008
Leasehold improvements                                 83,457         82,030
Vehicles                                               45,644         49,820
                                                    ---------      ---------
                                                      327,328        295,000
Less: accumulated depreciation                       (190,480)      (158,436)
                                                    ---------      ---------
                                                    $ 136,848      $ 136,564
                                                    =========      =========

Depreciation and amortization expense for the three months ended September 30, 2001 and 2000 were $6,923 and $12,582, respectively.

                CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                                   (CONTINUED)


NOTE 4. NOTES PAYABLE

Notes payable and long-term debt consist of the following:

                                                           September 30,
                                                       ----------------------
                                                         2001           2000
                                                       -------        -------
Lines of credit - banks, unsecured, interest
 at prime plus 6.75% and 13.5% due 2005, maximum
 lines are $100,000                                    $99,680        $70,000
Line of credit - bank, unsecured, interest
 at prime plus 7.0%, monthly payments
 of 2% of outstanding principal balance,
 guaranteed by shareholder                              78,778         45,847
Note payable - interest at 15%, monthly payments
 $1,250, due December 31, 2001, secured by
 accounts receivable and guarantee of
 shareholder                                           100,000        100,000
                                                      --------       --------

Total                                                  278,458        215,847
Less current portion                                   139,884        115,847
                                                      --------       --------
Long-term portion                                     $138,664       $100,000
                                                      ========       ========

NOTE 5. INCOME TAXES

Components on income taxes benefit/(provision) reflected in the consolidated statements of operations are as follows:

                                                        2001           2000
                                                      --------       --------
Current Income Taxes:
  Federal                                             $ (2,793)      $  8,039
  State                                                 (1,350)         2,518
                                                      --------       --------
                                                      $ (4,143)      $ 10,557
                                                      ========       ========

                CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                                   (CONTINUED)


NOTE 5. INCOME TAXES (CONTINUED)

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting (loss) earnings compared to the (benefit) provision for income tax in the consolidated statements of operations:

Income tax (benefit) expense at the statutory rate      $ (5,739)      $ 10,703
(Decrease) Increase resulting from:
  State income taxes, net of federal income tax             (891)         1,662
  Other                                                    2,487         (1,808)
                                                        --------       --------
                                                        $ (4,143)      $ 10,557
                                                        ========       ========

Tax effects are based on a 8.0% state and 34.0% federal income tax rates for a net combined rate of 39.3% for 2001 before credit for rate differences.

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

At September 30, 2001 and 2000, the Company had a receivable from the major stockholder/officer of the Company in the amount of $10,994 and $100,011, respectively

NOTE 7. LEASE COMMITMENTS

The Company leases its manufacturing and office facilities under an operating lease that requires monthly rental payments of $5,137 with annual increases through December 31, 2005.

The following is a schedule of noncancelable future minimum lease payments required under the operating lease.

For the twelve months ended
  September 30, 2002                               $ 63,062
  September 30, 2003                                 64,964
  September 30, 2004                                 66,863
  September 30, 2005                                 68,517
  September 30, 2006                                 17,307
                                                   --------
                                                   $280,713
                                                   ========

The Company maintains equipment under long-tern operating leases. Future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year are:

For the twelve months ended
  September 30, 2002                               $103,776
  September 30, 2003                                103,776
  September 30, 2004                                103,776
  September 30, 2005                                 50,848
                                                   --------
                                                   $362,176
                                                   ========

The rental expense is charged to operations as paid over the lease term. Total lease expense for the three months ended September 30, 2001 and 2000 was $32,633 and $39,362, respectively.

                CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                                   (CONTINUED)


NOTE 8. CONCENTRATION OF MARKET RISK

No Customer provides more than ten percent (10%) of the gross revenue.

NOTE 9. STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 4,900,000 and 4,610,000 shares outstanding at September 30, 2001 and 2000 after giving effect to the transaction with SixthCAI, Inc. and the reorganization of the Company.

NOTE 10. EARNINGS (LOSS) PER SHARE

The income per share is based on the number of shares outstanding as if all shares were outstanding at the beginning of the period. The weighted average number of shares outstanding for both basic and diluted earnings per share was 4,900,000 and 4,610,000 shares for the three months ended September 30, 2001 and 2000, respectively.

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. The basic and diluted loss per share has been adjusted to give effect to the stock split as a result of the reorganization.

NOTE 11. SUBSEQUENT EVENT - CORPORATE ACQUISITION

On October 31, 2001 the Company entered into a Stock Purchase Agreement (the "Agreement") to acquire all of the outstanding stock of Avanti Circuits, Inc. an Arizona corporation. Avanti Circuits, Inc. is in the same line of business as the Company. The purchase price was $2,500,000, payable $500,000 at closing with the balance of $2,000,000 due on January 31, 2002 at ten percent (10%) per annum. In conjunction with the Agreement the Company entered into five year employment agreements with the former owner and two employees. This acquisition will be accounted for as a purchase by the Company.

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

RESULTS OF OPERATIONS

     The company had a gross profit for the three months ended September 30, 2001 of $166,052 and $211,912 at September 30, 2000.

     The company's net income increased from $(20,923) for the three months ended September 30, 2000 to $12,737 for the same three month period ending in 2001.

     The company's earnings per share, on a fully diluted basis, for the three months ending September 30, 2001 and for the three months ending September 30, 2000 is $0.00.

     The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

     Capital reserves at September 30, 2001 were positive and the company has adequate working capital to continue its operations at its present level. The Company plans to increase working capital through the sale of stock as well as strategic mergers or acquisitions in the industry, as set forth in ITEM 5, to increase revenue and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has three lines of credit with interest rates ranging from prime plus six and three quarters to 15%. Two of the loans for an aggregate of $178,458 are unsecured and $100,000 is secured by the pledge of the receivables of the Company. The current portion of the lines of credit is $139,884.

     The Company leases its manufacturing and office facilities under an operating lease that requires monthly rental payments of $5,137 with annual increases through December 31, 2005.

     The Company maintains equipment under long-tern operating leases. The rental expense is charged to operations as paid over the lease term. Total lease expense for the three months ended September 30, 2001 and 2000 was $32,633 and $39,362, respectively.

SEASONALITY

     The Company's operations are not affected by seasonal fluctuation. However, cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     Additional Financing. The Company will require additional financing to achieve growth in operations. The company is in the process of raising additional capital through the private placement of common stock to accredited investors. The purpose of the raise is to reduce lease and credit lines, purchase new equipment and working capital. The company has also completed an acquisition as specifically set forth in ITEM 5..

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

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

         On October 31, 2001 the registrant entered into a Stock Purchase Agreement purchasing all the issued and outstanding shares in Avanti Circuits, Inc. from its sole shareholder. The consideration was $500,000 in cash and a Promissory Note for $2,000,000 with 10% interest payable on or before January 31, 2002. The shares of stock will be held in escrow and not released until the balance is fully paid. A Security Agreement securing all the assets of Avanti Circuits secures the Promissory Note. Said agreement is subordinate to the security interest a preexisting lender has against the assets of Avanti. The majority shareholder of the registrant, James Keaton, has also guaranteed the Promissory Note. The closing of the transaction occurred on October 31, 2001 with an effective date of October 1, 2001. The majority shareholder of the registrant assumed the position of president of Avanti and the existing directors of Avanti resigned subsequent to the appointment of James Keaton and Ron Conquest to Avanti's board of directors. An additional condition of the transaction was the placement of a $2,000,000 life insurance policy on the life of the registrant's majority shareholder while the promissory note is in effect. Avanti as a condition of this transaction also executed three employment contracts. All pertinent documents are attached as exhibits.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

       2 Stock Purchase Agreement between Circuit Source International Inc., the acquiring corporation, Avanti Circuits, Inc., the acquired corporation and William C Malone the sole shareholder of Avanti Circuits, Inc..

       3.1 Articles of Incorporation with Amendments filed with the Form 10SB on June 28, 2000 and incorporated by reference.

       3.2 By Laws filed with the Form 10SB on June 28, 2000 and incorporated by reference.

       3.3 Computation per share earnings filed with Form 10-KSB on October 1, 2001 and incorporated by reference and in current financial statements.

       10 Merger and Plan of Reorganization filed in an 8-K on March 14, 2001 and incorporated by reference.

       10.1 A Security Agreement dated October 1, 2001 between the registrant, (debtor) Avanti Circuits, Inc. (corporation) and William Malone
              (secured party) with an effective date of October 31, 2001 securing all the assets of Avanti.

       10.2 A Promissory Note dated October 1, 2001 for $2,000,000 plus 10% interest payable to the shareholder of Avanti by the registrant due on January 31, 2002.

       10.3 A Security Agreement, dated October 1, 2001 by and between the registrant as the Pledgor and William Malone as Pledgee pledging the Avanti stock as security for payment of the note.

       10.4 Guaranty by majority shareholder of the registrant regarding the acquisition of Avanti Circuits.

     (b) Reports on Form 8-K

              There have been no reports filed on a Form 8-K during this reporting period.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CIRCUIT SOURCE INTERNATIONAL, INC.


November 19, 2001                By: /s/ James Keaton
                                     -------------------------------------
                                     James Keaton, Director and President

                                 EXHIBIT INDEX


  EXHIBIT NO.                             DESCRIPTION
  -----------                             -----------

       2 Stock Purchase Agreement between Circuit Source International Inc., the acquiring corporation, Avanti Circuits, Inc., the acquired corporation and William C Malone the sole shareholder of Avanti Circuits, Inc..

       10.1 A Security Agreement dated October 1, 2001 between the registrant, (debtor) Avanti Circuits, Inc. (corporation) and William Malone
              (secured party) with an effective date of October 31, 2001 securing all the assets of Avanti.

       10.2 A Promissory Note dated October 1, 2001 for $2,000,000 plus 10% interest payable to the shareholder of Avanti by the registrant due on January 31, 2002.

       10.3 A Security Agreement, dated October 1, 2001 by and between the registrant as the Pledgor and William Malone as Pledgee pledging the Avanti stock as security for payment of the note.

       10.4 Guaranty by majority shareholder of the registrant regarding the acquisition of Avanti Circuits.