Form 10QSB
period 2001-12-31
CIRCUIT SOURCE INTERNATIONAL INC
filed 2002-02-20
CIK 1117326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the Quarter Ended December 31, 2001          Commission File Number 0-30913


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2001 5,009,000

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheet at December 31, 2001                                 1

          Statement of Operations for six months and three months ended
          December 31, 2001 and December 31, 2000                            2

          Consolidated Statements of Stockholders' Equity
          for the six months ended December 31, 2001 and 2000                3

          Statement of Cash Flows for the six months and three months
          ended December 31, 2001 and December 31, 2000                      4

          Notes to Financial Statements                                      5

     Item 2 - Management's Discussion and Analysis                          11

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                              13

     Item 2. Changes in Securities and Use of Proceeds                      13

     Item 3. Default Upon Senior Securities                                 13

     Item 4. Submission of Matters to a Vote of Security Holders            13

     Item 5. Other Information                                              13

     Item 6. Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                  15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2001
                                   (UNAUDITED)

                                                                    December 31,
                                                                        2001
                                                                    ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                         $    61,668
  Accounts receivable trade, net of allowance for
   doubtful accounts                                                    685,182
  Other receivables                                                      16,878
  Inventory                                                             184,033
  Other                                                                   1,931
                                                                    -----------
        Total Current Assets                                            949,692

Property and equipment                                                  943,844
Accumulated depreciation                                               (193,929)
                                                                    -----------
Net Property and Equipment                                              749,915

Deferred tax asset                                                      209,345
Goodwill, net of amortization of $25,251                              1,995,300
Refundable deposits                                                       6,850
Other                                                                    31,059
                                                                    -----------
        TOTAL ASSETS                                                $ 3,942,161
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable - trade                                          $   207,731
  Accrued expenses                                                      133,312
  Notes payable - current and current portion                         3,356,139
                                                                    -----------
        Total Current Liabilities                                     3,697,182

Notes payable - long term                                               136,409
                                                                    -----------
        TOTAL LIABILITIES                                             3,833,591

STOCKHOLDERS' EQUITY
  Common Stock                                                              501
  Additional Paid in Capital                                            111,999
  Retained Earnings                                                      (3,930)
                                                                    -----------
        TOTAL STOCKHOLDERS' EQUITY                                      108,570
                                                                    -----------
        TOTAL LIABILITIES AND STOCKHODLERS' EQUITY                  $ 3,942,161
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

                                                  For the six months ended       For the three months ended
                                                        September 30,                   September 30,
                                                ---------------------------     --------------------------
                                                 2001              2000            2001            2000
                                                -----------     -----------     -----------     ----------
Income                                          $ 1,541,489     $   962,150     $ 1,130,874     $   480,075

Cost of sales:
  Materials                                         255,392         243,457         156,776         122,986
  Labor and related costs                           357,052         206,508         261,753         104,404
  Direct manufacturing expenses                     231,749          72,142         187,801          36,758
  Depreciation                                       39,000          24,410          32,300          12,205
                                                -----------     -----------     -----------     -----------
        Total Cost of Sales                         883,193         546,517         638,630         276,353
                                                -----------     -----------     -----------     -----------
Gross Profit                                        658,296         415,633         492,244         203,722

Operating expenses:
  Salaries and related costs                        256,814         137,670         229,835          68,685
  Occupancy costs                                    38,679          35,804          24,570          18,353
  General and administrative costs                  366,372         262,162         268,397         115,081
  Depreciation                                       20,987             754          20,764             377
  Amortization (organization costs)                  25,251          25,251
  Interest expense                                   74,420          14,334          64,532           4,210
                                                -----------     -----------     -----------     -----------
        Total Operating Expenses                    782,523         450,721         633,349         206,706
                                                -----------     -----------     -----------     -----------
Operating Income (Loss)                            (124,227)        (35,088)       (141,105)         (2,984)

Interest Income                                          95           1,923              93             718
Miscellaneous Income                                 13,101          (2,788)         13,101          (2,210)
                                                -----------     -----------     -----------     -----------
Income (loss) before income taxes                  (111,031)        (35,953)       (102,660)         (4,476)
Benefit (provision) for income
 taxes                                               42,800          13,800          39,600           1,700
                                                -----------     -----------     -----------     -----------
Net Income (Loss)                               $   (68,231)    $   (22,153)    $   (63,066)    $    (2,776)
                                                ===========     ===========     ===========     ===========
(Loss) earnings per common share
  Basic                                         $     (0.01)    $      0.00     $     (0.01)    $      0.00
                                                ===========     ===========     ===========     ===========
  Diluted                                       $     (0.01)    $      0.00     $     (0.01)    $      0.00
                                                ===========     ===========     ===========     ===========
Average shares of common stock outstanding
  Basic                                           4,926,803       4,610,000       4,953,901       4,610,000
                                                ===========     ===========     ===========     ===========
  Diluted                                         4,926,803       4,610,000       4,953,901       4,610,000
                                                ===========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

                                                   Common Stock       Additional    Retained
                                                -------------------     Paid-in      Earnings
                                                Shares       Amount     Capital      (Deficit)       Total
                                                ------       ------     -------      ---------       -----
Beginning balance - Circuit Source, Inc.
July 1, 2000                                   4,610,000    $    461    $  3,039     $ 137,494     $ 140,994

Net Income (loss) for the six months
ended December 31, 2000                                                                (20,923)      (20,923)
                                              ----------    --------    --------     ---------     ---------
Ending Balance - December 31, 2000             4,610,000    $    461    $  3,039     $ 116,571     $ 120,071
                                              ==========    ========    ========     =========     =========
Beginning Balance - Circuit Source
International, Inc. July 1, 2001               4,900,000    $    490    $  3,010     $  64,301     $  67,801

Sale of common stock                             109,000          11     108,989                     109,000

Net Income (loss) for the six months ended
December 31, 2001                                                                      (68,231)      (68,231)
                                              ----------    --------    --------     ---------     ---------
Ending Balance - December 31, 2001             5,009,000    $    501    $111,999     $  (3,930)    $ 108,570
                                              ==========    ========    ========     =========     =========

   The accompanying notes are an integral part of these financial statements.

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

                                                   For the six months             For the three months
                                                         ended                          ended
                                                      September 30,                  September 30,
                                               -------------------------       -------------------------
                                                  2001            2000            2001           2000
                                               ---------       ---------       ---------       ---------
Net Income (Loss)                              $ (68,231)      $ (22,153)      $ (63,066)      $  (2,776)

Adjustments to reconcile Net Income to Net
 Cash Provided by Operating Activities
  Depreciation and amortization                   85,238          25,164          78,315          12,582
  Deferred tax asset                              42,800          13,800          39,600           1,700
Change in assets and liabilities:
  Aaccounts receivable                          (451,769)         53,885        (393,124)         43,937
  Other receivables                              (12,893)         48,446          (4,824)          2,562
  Prepaid expenses                                (1,931)                         (1,931)
  Inventory                                     (152,914)        (11,956)       (161,333)         (5,978)
  Accounts payable                                82,967         (38,612)        107,257         (19,778)
  Accrued liabilities                            131,742          (7,472)        129,738          (4,274)
                                               ---------       ---------       ---------       ---------
Net Cash Provided By Operating Activities       (336,991)         61,102        (269,368)         27,975

Cash Flows from Investing Activities
  Purchase of subsidiary                        (500,000)                       (500,000)
  Purchase of property and equipment             (20,862)         (1,255)         (7,767)           (651)
  Disposition of property and equipment           42,888
                                               ---------       ---------       ---------       ---------
Net Cash Used By Investing Activities           (477,974)         (1,255)       (507,767)           (651)

Cash Flow from Financing Activities
  Proceeds from sale of common stock             109,000
  Proceeds of loans                              985,111          96,076         973,717          34,000
  Principal payments on loans                   (197,189)        (62,925)       (127,104)        (32,065)
  Officer loans                                  (43,985)                        (17,619)
                                               ---------       ---------       ---------       ---------
Net Cash Used By Financing Activities            852,937          33,151         828,994           1,935
                                               ---------       ---------       ---------       ---------

Increase In Cash                                  37,972          92,998          51,859          29,259
Beginning of period                               23,696           5,509           9,809          69,248
                                               ---------       ---------       ---------       ---------
Ending Balance                                 $  61,668       $  98,507       $  61,668       $  98,507
                                               =========       =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


STATEMENT OF INFORMATION FURNISHED

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of December 31, 2001. These results have been determined on the basis of generally accepted accounting principles.

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

On a pro forma basis, had the merger occurred on July 1, 2000, the results of operations would have been to increase the loss by $300 for the three months ended September30, 2001.

On October 31, 2001 the Company entered into a Stock Purchase Agreement (the "Agreement") to acquire all of the outstanding stock of Avanti Circuits, Inc. an Arizona corporation. Avanti Circuits, Inc. is in the same line of business as the Company. The purchase price was $2,500,000, payable $500,000 at closing with the balance of $2,000,000 due on January 31, 2002 at ten percent (10%) per annum. Subsequently the due date of the note was extended to March 31, 2002. In conjunction with the Agreement the Company entered into five-year employment agreements with the former owner and two employees. This acquisition will be accounted for as a purchase by the Company.

NOTE 2. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Circuit Source, Inc. manufactures and sells single, double sided and multilayered printed circuit boards from prototype to volume productions quantities. Some of these boards may have up to twelve layers and they vary in the sophistication of layout of design. The Company is located in Arizona and all production is done in Arizona.

The financial statements include the accounts of the Company and its wholly owned subsidiaries, Circuit Source, Inc, and Avanti Circuits, Inc.

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


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

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 2. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

The excess of the cost over the net assets acquired (goodwill) is being amortized on a straight-line basis over 20 years.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimates useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has not determined the effect of this new standard; however, at June 30, 2001 the Company has no amortizing intangibles. The impact of implementation SFAS No. 142 for periods after June 30, 2002 are expected to reduce amortization expense by approximately $101,000 per year.

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                   September 30,
                                                                       2001
                                                                   ------------
     Manufacturing equipment                                        $ 638,268
     Office equipment                                                 181,625
     Leasehold improvements                                            85,057
     Vehicles                                                          38,894
                                                                    ---------
                                                                      943,844
     Less: accumulated depreciation                                  (193,929)
                                                                    ---------
                                                                    $ 749,915
                                                                    =========

Depreciation and amortization expense for the six months ended December 31, 2001 and 2000 were $85,238 and $25,164) and for the three months ended September 30, 2001 and 2000 were $78,315 and $12,582, respectively.

NOTE 4. NOTES PAYABLE

Notes payable and long-term debt consist of the following:

                                                                   September 30,
                                                                        2001
                                                                   -------------
Lines of credit - banks, unsecured, interest at prime plus
 6.75% and 13.5% due 2005, maximum lines are $100,000                $99,510
Line of credit - bank, unsecured,  interest at prime plus 7.0%, monthly payments of 2% of outstanding principal balance,
 guaranteed by shareholder                                            81,162
Note payable - interest at 15%, monthly payments $1,250, due
 December 31, 2001, secured by accounts receivable and
 guarantee of shareholder                                            100,000
Note payable - bank, 9% secured by the assets of Avanti
 Circuits, Inc., repaid subsequent to quarter end,
 replaced with new financing                                         570,333
Note payable - individual, due March 31, 2002, interest
 at 10%, secured by stock of Avanti Circuits, Inc.                 2,000,000
Note payable - bank,  12%  unsecured  due within one year            514,542
Note payable - individual, 36% unsecured due in 180 days             130,000
                                                                   ---------
Total                                                              3,495,547
Less current portion                                               3,356,883
                                                                   ---------
Long-term portion                                                  $ 138,664
                                                                   =========

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 5. INCOME TAXES

Components on income taxes benefit reflected in the consolidated statements of operations are as follows:

                                                            2001          2000
                                                          --------      --------
     Current Income Taxes:
       Federal                                            $ 35,100     $  11,400
       State                                                 7,700         2,400
                                                          --------      --------
                                                          $ 42,800     $  13,800
                                                          ========      ========

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting (loss) earnings compared to the (benefit) provision for income tax in the consolidated statements of operations:

     Income tax (benefit) expense at the statutory rate $ 37.700 $ 12,200 (Decrease) Increase resulting from:
       State income taxes, net of federal income tax         5,100         1,600
                                                          --------      --------
                                                          $ 42,800      $ 13,800
                                                          ========      ========

Tax effects are based on a 7.0% state and 34.0% federal income tax rates for a net combined rate of 38.6% for 2001 before credit for rate differences.

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Net operating loss carryforwards for federal income tax purposes of $603,000 expire in 2021. Net operating loss carryforwards for state income tax purposes expire in 2006.

NOTE 6. RELATED PARTY TRANSACTIONS

The major stockholder of the Company has guaranteed the notes payable of the Company and also guaranteed the lease obligations. The Company has agreed to indemnify the major stockholder/officer for any related costs.

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


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

The Company maintains equipment under long-tern operating leases. Future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year are:

     For the twelve months ended
       December 31, 2002                               $103,776
       December 31, 2003                                103,776
       December 31, 2004                                103,776
       December 31, 2005                                 50,848
                                                       --------
                                                       $362,176
                                                       ========

The rental expense is charged to operations as paid over the lease term. Total lease expense for the six months ended December 31, 2001 and 2000 was $76,771 and $64,720 and for the three months ended December 31, 2001 and 2000 was $39,362and $32,362, respectively.

NOTE 8. CONCENTRATION OF MARKET RISK

No Customer provides more than ten percent (10%) of the gross revenue.

NOTE 9. STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 4,900,000 and 4,610,000 shares outstanding at December 31, 2001 and 2000 after giving effect to the transaction with SixthCAI, Inc. and the reorganization of the Company.

The Company sold 109,000 shares of $0.0001 par value common stock during the quarter ending December 31, 2001 at a price of $1.00 per share.

NOTE 10. EARNINGS (LOSS) PER SHARE

The income per share is based on the number of shares outstanding as if all shares were outstanding at the beginning of the period. The weighted average number of shares outstanding for both basic and diluted earnings per share was 4,926,803 and 4,610,000 shares for the six months ended December 31, 2001 and 2000 and 4,953,901 and 4,610,000 for the three months ended December 31, 2001 and 2000, respectively.

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. The basic and diluted loss per share has been adjusted to give effect to the stock split as a result of the reorganization.

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 11. CORPORATE ACQUISITION

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

This acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired business is included in the accompanying financial statements from the date of acquisition. Goodwill has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and is being amortized on a straight-line basis over 20 years. The pro forma results of operations for the six months ended December 31, 2001, as if Avanti Circuits, Inc. had been combined as of the beginning of the year follow. Th eproforma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration with other operations of the Company and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                                 Pro Forma
                                          For the six months ended
                                                December 31,
                                        ----------------------------
                                           2001              2000
                                        ----------        ----------

     Net Sales                         $2,339,130         $1,807,509
     Net Income (Loss)                 $ (131,812)        $  (44,375)
     Income per common share
       Basic                           $    (0.03)        $    (0.01)
       Diluted                         $    (0.03)        $    (0.01)

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

     The financial statements include the accounts of the Company and its wholly owned Subsidiaries, Circuit Source, Inc. and Avanti Circuits, Inc.

RESULTS OF OPERATIONS

     The company had a gross profit for the six months ended December 31, 2001 of $658,296 and $415,633 at December 31, 2000.

     The company's net income (loss) increased from $(22,153) for the six months ended December 31, 2000 to $(68,231) for the same six month period ending in 2001.

     The company's earnings (loss) per share, on a fully diluted basis was $(0.01) for the six months ending December 31, 2001 and for the six months ending December 31, 2000 is $(0.01).

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

     The Company maintains equipment under long-tern operating leases. The rental expense is charged to operations as paid over the lease term. Total lease expense for the six months ended September 30, 2001 and 2000 was $76,771 and $64,720, respectively.

SEASONALITY

     The Company's operations are not affected by seasonal fluctuation. However, cash flows may at times be affected by fluctuations in the timing of cash receipts from large contracts.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     Additional Financing. The Company will require additional financing to achieve growth in operations. The company is in the process of raising additional capital through the private placement of common stock to accredited investors. The purpose of the raise is to reduce lease and credit lines, purchase new equipment and working capital. The company has also completed an acquisition as specifically set forth in ITEM 5.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits (* denotes previously filed exhibit incorporated by reference)

       2 Stock Purchase Agreement between Circuit Source International Inc., the acquiring corporation, Avanti Circuits, Inc., the acquired corporation and William C Malone the sole shareholder of Avanti Circuits, Inc. *

       3.1 Articles of Incorporation with Amendments filed with the Form 10SB on June 28, 2000 and incorporated by reference. *

       3.2 By Laws filed with the Form 10SB on June 28, 2000 and incorporated by reference. *

       3.3 Computation per share earnings filed with Form 10-KSB on October 1, 2001 and incorporated by reference and in current financial statements. *

       10 Merger and Plan of Reorganization filed in an 8-K on March 14, 2001 and incorporated by reference. *

       10.1 A Security Agreement dated October 1, 2001 between the registrant, (debtor) Avanti Circuits, Inc. (corporation) and William Malone
              (secured party) with an effective date of October 31, 2001 securing all the assets of Avanti. *

       10.2 A Promissory Note dated October 1, 2001 for $2,000,000 plus 10% interest payable to the shareholder of Avanti by the registrant due on January 31, 2002. *

       10.3 A Security Agreement, dated October 1, 2001 by and between the registrant as the Pledgor and William Malone as Pledgee pledging the Avanti stock as security for payment of the note. *

       10.4 Guaranty by majority shareholder of the registrant regarding the acquisition of Avanti Circuits. *

     (b) Reports on Form 8-K

              Reports filed December 31, 2001 on a Form 8-K during this reporting period reporting Items 2 and 7 on the acquisition of Avanti Circuits, Inc.

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