Form 10QSB/A
period 2001-12-31
CIRCUIT SOURCE INTERNATIONAL INC
filed 2002-02-22
CIK 1117326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheet at December 31, 2001                                 1

          Statement of Operations for six months and three months ended
          December 31, 2001 and December 31, 2000                            2

          Consolidated Statements of Stockholders' Equity
          for the six months ended December 31, 2001 and 2000                3

          Statement of Cash Flows for the six months and three months
          ended December 31, 2001 and December 31, 2000                      4

          Notes to Financial Statements                                      5

     Item 2 - Management's Discussion and Analysis                          12

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                              14

     Item 2. Changes in Securities and Use of Proceeds                      14

     Item 3. Default Upon Senior Securities                                 14

     Item 4. Submission of Matters to a Vote of Security Holders            14

     Item 5. Other Information                                              14

     Item 6. Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                  16

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
                                   (UNAUDITED)


                                                  For the six months ended       For the three months ended
                                                        December 31,                   December 31,
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

                                                   For the six months             For the three months
                                                         ended                          ended
                                                      December 31,                   December 31,
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

NOTE 1. THE COMPANY

On February 27, 2001, SixthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization acquired the stock of Circuit Source, Inc. SixthCAI, Inc. was incorporated on February 2, 2000 and had only limited operations until its Plan of Reorganization with Circuit Source, Inc. In conjunction with the plan, SixthCAI, Inc. cancelled 4,750,000 shares then outstanding and issued 4,610,000 shares to the stockholders of Circuit Source, Inc. for all of the issued and outstanding stock of that company. As part of this reverse acquisition, SixthCAI, Inc. changed its name to Circuit Source International, Inc. (the Company) and owns the wholly owned subsidiary, Circuit Source, Inc.

Circuit Source, Inc. was incorporated in the state of Arizona in 1988. The Company's year end is June 30.

On a pro forma basis, had the merger occurred on July 1, 2000, the results of operations would have been to increase the loss by $600 for the six months ended December 31, 2001.

On October 31, 2001 the Company entered into a Stock Purchase Agreement (the Agreement) to acquire all of the outstanding stock of Avanti Circuits, Inc. an Arizona corporation. Avanti Circuits, Inc. is in the same line of business as the Company. The purchase price was $2,500,000, payable $500,000 at closing with the balance of $2,000,000 due on January 31, 2002 at ten percent (10%) per annum. Subsequently the due date of the note was extended to March 31, 2002. In conjunction with the Agreement the Company entered into five-year employment agreements with the former owner and two employees. This acquisition will be accounted for as a purchase by the Company.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates on each balance sheet date whether events or circumstances have occurred that indicate a possible impairment. In accordance with SFAS 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimates useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has not determined the effect of this new standard; however, at June 30, 2001 the Company has no amortizing intangibles. The impact of implementation SFAS No. 142 for periods after June 30, 2002 are expected to reduce amortization expense by approximately $101,000 per year.

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                   December 31,
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
                                                                    ---------
                                                                    $ 749,915
                                                                    =========

Depreciation and amortization expense for the six months ended December 31, 2001 and 2000 were $85,238 and $25,164) and for the three months ended December 31, 2001 and 2000 were $78,315 and $12,582, respectively.

NOTE 4. NOTES PAYABLE

Notes payable and long-term debt consist of the following:

                                                                    December 31,
                                                                        2001
                                                                    ------------
     Lines of credit - banks, unsecured, interest at prime plus
      6.75% and 13.5% due 2005, maximum lines are $100,000            $   99,510
     Line of credit - bank, unsecured, interest at prime plus 7.0%, monthly payments of 2% of outstanding principal balance,
      guaranteed by shareholder                                           81,162
     Note payable - interest at 15%, monthly payments $1,250, due
      December 31, 2001, secured by accounts receivable and guarantee of shareholder 100,000 Note payable - bank, 9% secured by the assets of Avanti Circuits, Inc., repaid subsequent to quarter
      end, replaced with new financing                                   570,333
     Note payable - individual, due March 31, 2002, interest
      at 10%, secured by stock of Avanti Circuits, Inc.                2,000,000
     Note payable - partnership, 12% unsecured due within one year       514,542
     Note payable - individual, 36% unsecured due in 180 days            130,000
                                                                      ----------
     Total                                                             3,495,547
     Less current portion                                              3,356,883
                                                                      ----------
     Long-term portion                                                $  138,664
                                                                      ==========

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

NOTE 7. LEASE COMMITMENTS

The Company leases one of its manufacturing and office facilities under an operating lease that requires monthly rental payments of $5,137 with annual increases through December 31, 2005. The other manufacturing facilities are leased at a monthly rental of $10,000 with annual increases through december 31, 2008.

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

NOTE 11. CORPORATE ACQUISITION

On October 31, 2001 the Company entered into a Stock Purchase Agreement (the Agreement) to acquire all of the outstanding stock of Avanti Circuits, Inc. an Arizona corporation. Avanti Circuits, Inc. is in the same line of business as the Company. The purchase price was $2,500,000, payable $500,000 at closing with the balance of $2,000,000 due on March 31, 2002 at ten percent (10%) per annum. In conjunction with the Agreement the Company entered into five year employment agreements with the former owner and two employees. This acquisition will be accounted for as a purchase by the Company.

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

On February 27, 2001, SixthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization acquired the stock of Circuit Source, Inc. SixthCAI, Inc. was incorporated on February 2, 2000 and had only limited operations until its Plan of Reorganization with Circuit Source, Inc. In conjunction with the plan, SixthCAI, Inc. cancelled 4,750,000 shares then outstanding and issued 4,610,000 shares to the stockholders of Circuit Source, Inc. for all of the issued and outstanding stock of that company. As part of this reverse acquisition, SixthCAI, Inc. changed its name to Circuit Source International, Inc. (the Company) and owns the wholly owned subsidiary, Circuit Source, Inc. The reorganization has been restated to the July 1, 1999.

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

Capital reserves at December 31, 2001 were depleted, however, the company believes that it will be able to obtain adequate working capital to continue its operations at its present level. The Company plans to increase working capital through the sale of stock as well as strategic mergers or acquisitions in the industry, as set forth in ITEM 5, to increase revenue and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

The Company has three lines of credit with interest rates ranging from prime plus six and three quarters to 15%. Two of the loans for an aggregate of $178,458 are unsecured and $100,000 is secured by the pledge of the receivables of the Company. The current portion of the lines of credit is $139,884.

The Company leases one of its manufacturing and office facilities under an operating lease that requires monthly rental payments of $5,137 with annual increases through December 31, 2005. The other manufacturing facilities are leased at a monthly rental of $10,000 with annual increases through december 31, 2008.

The Company maintains equipment under long-tern operating leases. The rental expense is charged to operations as paid over the lease term. Total lease expense for the six months ended December 31, 2001 and 2000 was $76,771 and $64,720, respectively.

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

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On October 31, 2001 the registrant entered into a Stock Purchase Agreement purchasing all the issued and outstanding shares in Avanti Circuits, Inc. from its sole shareholder. The consideration was $500,000 in cash and a Promissory Note for $2,000,000 with 10% interest payable on or before March 31, 2002. The shares of stock will be held in escrow and not released until the balance is fully paid. A Security Agreement securing all the assets of Avanti Circuits secures the Promissory Note. Said agreement is subordinate to the security interest a preexisting lender has against the assets of Avanti. The majority shareholder of the registrant, James Keaton, has also guaranteed the Promissory Note. The closing of the transaction occurred on October 31, 2001 with an effective date of October 1, 2001. The majority shareholder of the registrant assumed the position of president of Avanti and the existing directors of Avanti resigned subsequent to the appointment of James Keaton and Ron Conquest to Avanti's board of directors. An additional condition of the transaction was the placement of a $2,000,000 life insurance policy on the life of the registrant's majority shareholder while the promissory note is in effect. Avanti as a condition of this transaction also executed three employment contracts. All pertinent documents are attached as exhibits.

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

                                 CIRCUIT SOURCE INTERNATIONAL, INC.


February 21, 2002                By: /s/ James Keaton
                                     -------------------------------------
                                     James Keaton, Director and President