Form 10QSB
period 2002-03-31
CIRCUIT SOURCE INTERNATIONAL INC
filed 2002-05-24
CIK 1117326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

for the Quarter Ended March 31, 2002              Commission File Number 0-30913


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 5,009,000

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheet at March 31, 2002                                    1

          Statement of Operations for nine months and three months
          ended March 31, 2002 and 2001                                      2

          Consolidated Statements of Stockholders' Equity
          for the nine months ended March 31, 2002 and 2001                  3

          Statement of Cash Flows for the nine months and three months
          ended March 31, 2002 and March 31, 2001                            4

          Notes to Financial Statements                                      5

     Item 2 - Management's Discussion and Analysis                          11

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                              13

     Item 2. Changes in Securities and Use of Proceeds                      13

     Item 3. Default Upon Senior Securities                                 13

     Item 4. Submission of Matters to a Vote of Security Holders            13

     Item 5. Other Information                                              13

     Item 6. Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                  15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2002
                                   (UNAUDITED)


                                     ASSETS

Current Assets:
  Cash and cash equivalents                                         $    22,373
  Accounts receivable trade, net of allowance for
   doubtful accounts                                                    740,503
  Other receivables                                                      24,312
  Inventory                                                             173,909
  Other                                                                   7,338
                                                                    -----------
        Total Current Assets                                            968,435

Property and equipment, net of accumulated depreciation                 738,059

Deferred tax asset                                                      265,096
Goodwill, net of amortization of $25,251                              1,970,476
Refundable deposits                                                       8,245
Other                                                                    46,113
                                                                    -----------
        TOTAL ASSETS                                                $ 3,996,424
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable - trade                                          $   306,116
  Accrued expenses                                                       94,266
  Notes payable - current and current portion                         2,879,688
                                                                    -----------
        Total Current Liabilities                                     3,280,070

Notes payable - long term                                               720,333
                                                                    -----------
        TOTAL LIABILITIES                                             4,000,403

STOCKHOLDERS' EQUITY
  Common Stock                                                              501
  Additional Paid in Capital                                            111,999
  Retained Earnings                                                    (116,479)
                                                                    -----------
        TOTAL STOCKHOLDERS' EQUITY                                       (3,979)
                                                                    -----------
        TOTAL LIABILITIES AND STOCKHODLERS' EQUITY                  $ 3,996,424
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                  For the nine months ended     For the three months ended
                                                         March 31,                      March 31,
                                                ---------------------------     --------------------------
                                                   2002              2001            2002           2001
                                                -----------     -----------     -----------     -----------
Income                                          $ 2,555,136    $  1,395,702     $ 1,013,647     $   457,609

Cost of sales:
  Materials                                         444,416         357,246         189,024         117,189
  Labor and related costs                           694,218         286,554         337,166          93,963
  Direct manufacturing expenses                     339,761         106,318         108,012          34,835
  Depreciation                                       78,000              --          39,000              --
                                                -----------     -----------     -----------     -----------
        Total Cost of Sales                       1,556,395         750,118         673,202         245,987
                                                -----------     -----------     -----------     -----------
Gross Profit                                        998,741         645,584         340,445         211,622

Operating expenses:
  Salaries and related costs                        343,677         181,663          86,863          59,524
  Occupancy costs                                   127,918         177,758          89,239          68,242
  General and administrative costs                  585,607          98,407         219,219          23,813
  Depreciation                                       36,389          23,413          15,402           7,653
  Amortization (organization costs)                  50,570              --          25,319
  Interest expense                                  170,406          28,511          95,986           9,374
                                                -----------     -----------     -----------     -----------
        Total Operating Expenses                  1,314,567         509,752         532,044         169,606
                                                -----------     -----------     -----------     -----------
Operating Income (Loss)                            (315,826)        135,832        (191,583)         42,016

Interest Income                                      13,230              --              34           1,445
Miscellaneous Income                                     --              --              --              --
                                                -----------     -----------     -----------     -----------
Income (loss) before income taxes                  (302,580)        135,832        (191,549)         44,461
Benefit (provision) for income
 taxes                                              121,800          49,395          79,000         (16,186)
                                                -----------     -----------     -----------     -----------
Net Income (Loss)                               $  (180,780)    $    86,437    $   (112,549)    $    28,275
                                                ===========     ===========     ===========     ===========
(Loss) earnings per common share
  Basic                                         $     (0.04)    $      0.02     $     (0.01)    $      0.01
                                                ===========     ===========     ===========     ===========
  Diluted                                       $     (0.04)    $      0.02     $     (0.01)    $      0.01
                                                ===========     ===========     ===========     ===========
Average shares of common stock outstanding
  Basic                                           4,954,102       4,900,000       5,009,000       4,900,000
                                                ===========     ===========     ===========     ===========
  Diluted                                         4,954,102       4,900,000       5,009,000       4,900,000
                                                ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these financial statements.

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                   Common Stock         Additional    Retained
                                                -------------------      Paid In      Earnings
                                                Shares       Amount      Capital     (Deficit)      Total
                                                ------       ------     ---------     --------     -------
Beginning balance - Circuit Source, Inc.
July 1, 2000                                   4,900,000    $    490    $   3,010     $(26,010)   $ (22,510)

Net Income (loss) for the nine months
ended March 31, 2001                                                                    86,437       86,437
                                              ----------    --------    ---------     --------    ---------
Ending Balance - March 31, 2001                4,900,000    $    490    $   3,010     $ 60,427    $  63,927
                                              ==========    ========    =========     =========   =========
Beginning Balance - Circuit Source
International, Inc. July 1, 2001               4,900,000    $    490    $  3,010      $ 64,301    $  67,801

Sale of common stock                             109,000          11     108,989                    109,000

Net Income (loss) for the nine months ended
March 31, 2002                                                                        (180,780)    (180,780)
                                              ----------    --------    --------     ---------    ---------
Ending Balance - March 31, 2002                5,009,000    $    501    $111,999     $(116,479)   $  (3,979)
                                              ==========    ========    ========     =========    =========

The accompanying notes are an integral part of these financial statements.

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                   For the nine months            For the three months
                                                         ended                          ended
                                                        March 31,                      March 31,
                                               -------------------------       -------------------------
                                                  2002            2001            2002           2001
                                               ---------       ---------       ---------       ---------
Net Income (Loss)                              $(180,780)      $  86,437      $ (112,549)      $  28,275

Adjustments to reconcile Net Income to Net
 Cash Provided by Operating Activities
  Depreciation and amortization                  104,972          23,413          79,721           7,653
  Deferred tax asset                             121,800           4,933          79,000           1,650
Change in assets and liabilities:
  Accounts receivable                           (507,090)        (67,630)        (55,321)        (22,745)
  Other receivables                              (20,327)          2,400          (7,434)          1,020
  Prepaid expenses                                (7,338)         (7,994)         (1,931)          2,327
  Inventory                                     (142,790)             --          10,124             --
  Accounts payable                               181,352         (14,213)         98,385          33,228
  Accrued liabilities                             92,696          (3,365)        (39,046)          3,828
  Increase in income taxes payable                                44,279                          15,115
                                               ---------       ---------       ---------       ---------
Net Cash Provided By Operating Activities       (357,505)         68,260          50,949          70,351

Cash Flows from Investing Activities
  Purchase of subsidiary                        (500,000)
  Purchase of property and equipment             (63,408)        (29,627)        (42,546)         (9,354)
  Disposition of property and equipment           42,888          10,851                           2,554
                                               ---------       ---------       ---------       ---------
Net Cash Used By Investing Activities           (520,520)        (18,776)        (42,546)         (6,800)

Cash Flow from Financing Activities
  Proceeds from sale of common stock             109,000
  Proceeds of loans                            1,019,232          53,020         107,473          25,000
  Principal payments on loans                   (197,189)        (11,479)       (155,171)         (3,425)
  Reorganization expense                                        (176,009)                       (176,009)
  Officer loans                                  (43,985)         93,078                          93,078
                                               ---------       ---------       ---------       ---------
Net Cash Used By Financing Activities            887,058         (41,390)        (47,698)        (61,356)
                                               ---------       ---------       ---------       ---------

Increase In Cash                                   9,033           8,094         (39,295)          2,195
Beginning of period                               13,340           6,409          61,668          12,308
                                               ---------       ---------       ---------       ---------
Ending Balance                                 $  22,373       $  14,503       $  22,373       $  14,503
                                               =========       =========       =========       =========

The accompanying notes are an integral part of these financial statements.

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


STATEMENT OF INFORMATION FURNISHED

The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2002. These results have been determined on the basis of generally accepted accounting principles.

NOTE 1. THE COMPANY

On February 27, 2001, SixthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization acquired the stock of Circuit Source, Inc. SixthCAI, Inc. was incorporated on February 2, 2001 and had only limited operations until its Plan of Reorganization with Circuit Source, Inc. In conjunction with the plan, SixthCAI, Inc. cancelled 4,750,000 shares then outstanding and issued 4,610,000 shares to the stockholders of Circuit Source, Inc. for all of the issued and outstanding stock of that company. As part of this reverse acquisition, SixthCAI, Inc. changed its name to Circuit Source International, Inc. (the Company) and owns the wholly owned subsidiaries, Circuit Source, Inc. and Avanti Circuits, Inc.

Circuit Source, Inc. was incorporated in the state of Arizona in 1988. The Company's year end is June 30.

On a pro forma basis, had the merger occurred on July 1, 2001, the results of operations would have been to decrease the income by $300 for the nine months ended March 31, 2001.

On October 31, 2001 the Company entered into a Stock Purchase Agreement (the Agreement) to acquire all of the outstanding stock of Avanti Circuits, Inc. an Arizona corporation. Avanti Circuits, Inc. is in the same line of business as the Company. The purchase price was $2,500,000, payable $500,000 at closing with the balance of $2,000,000 due on January 31, 2002 at ten percent (10%) per annum. Subsequently the due date of the note was extended to October 1, 2002. In conjunction with the Agreement the Company entered into five-year employment agreements with the former owner and two employees. This acquisition will be accounted for as a purchase by the Company.

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

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


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

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


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

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 3. PROPERTY AND EQUIPMENT



Property and equipment consist of the following:

                                                                     March 31,
                                                                       2002
                                                                   ------------
     Manufacturing equipment                                        $ 680,814
     Office equipment                                                 181,625
     Leasehold improvements                                            85,057
     Vehicles                                                          38,894
                                                                    ---------
                                                                      986,390
     Less: accumulated depreciation                                  (248,331)
                                                                    ---------
                                                                    $ 738,059
                                                                    =========

Depreciation and amortization expense for the nine months ended March 31, 2002 and 2001 were $164,959 and $23,413 and for the three months ended March 21, 2002 and 2001 were $79,721 and $7,653, respectively.

NOTE 4. NOTES PAYABLE

Notes payable and long-term debt consist of the following:

                                                                      March 31,
                                                                        2001
                                                                     ----------
Lines of credit - banks, unsecured revolving lines, interest of
11.5% to 19.9%                                                       $  156,791
Notes payable - interest of 12% to 36%, due within one year             744,542
Note payable - bank, 6.75% due January, 2007 secured by the
 assets of Avanti Circuits, Inc.,                                       570,333
Note payable - individual, due October 1, 2002, interest
 at 12%, secured by stock of Avanti Circuits, Inc.                    1,850,000
Notes payable - 9.25% to 15% secured by accounts receivable
 and guaranteed by shareholder                                          128,355
Mortgage Payable, 12.5%, payable monthly, due March 2017                150,000
                                                                     ----------
            Total                                                     3,600,021
Less current portion                                                  2,879,688
                                                                     ----------
Long-term portion                                                    $  720,333
                                                                     ==========

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 5. INCOME TAXES

At March 31, 2002, the Company has approximately $749,000 of net operating losses available to offset future federal income tax liability and $749,000 of net operating losses available to offset future state income tax liability. There is no certainty as to the timing of such recognition nor that the Company will be able to fully utilize these differences.

Income tax benefits (provision) for the nine months ended March 31, 2002 and 2001 include the following components:


                                            March 31,             March 31,
                                              2002                  2001
                                            --------              --------
     Income Taxes:
          Federal                           $102,800              $(39,895)
          State                               21,000                (9,500)
                                            --------              --------
          Total income tax benefit           121,800               (49,395)
     Valuation allowance                          --                    --
                                            --------              --------
          Benefit for income taxes          $121,800              $(43,395)
                                            ========              ========

The components of deferred tax assets and liabilities are as follows:

                                                                   March 31,
                                                                     2002
                                                                   --------
     Tax effects of carryforward benefits:
     Net operating loss carryforwards                              $209,345
                                                                   --------
     Tax effects of carryforwards
      Tax effects of future taxable differences and
       Carryforwards                                                209,345
                                                                   --------
     Net deferred tax asset                                        $209,345
                                                                   ========

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the respective carryforwards. Tax effects are based on a 34.0% federal income tax rate and an 8.84% on 50% of the net operating loss recognized for state income tax purposes. The combined net rate of carryforwards is 38.4%. The realized net operating losses expire over the next 20 years for federal and 5 years for state income tax purposes, as follows:

                                  Federal           State
     Expiration                    Amount           Amount
     ----------                    ------           ------
         2007                                     $ 749,000
         2022                    $ 749,000               --
                                 ---------        ---------
        Total                    $ 749,000        $ 749,000
                                 =========        =========

Management believes that it is more likely than not that the Company will realize the benefits of the deferred tax credits before each expires through 2022 and 2007; therefore, no valuation reserve has been provided for this against the asset.

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


Components on income taxes benefit reflected in the consolidated statements of operations are as follows:

Tax effects are based on a 7.0% state and 34.0% federal income tax rates for a net combined rate of 38.6% for 2002 before credit for rate differences.

NOTE 6. RELATED PARTY TRANSACTIONS

The major stockholder of the Company has guaranteed the notes payable of the Company and also guaranteed the lease obligations. The Company has agreed to indemnify the major stockholder/officer for any related costs.

NOTE 7. LEASE COMMITMENTS

The Company leases one of its manufacturing and office facilities under an operating lease that requires monthly rental payments of $5,137 with annual increases through March 31, 2005. The Company also leases another facility under an operating lease requiring monthly rental payments of $10,000 through October, 2008.

The Company maintains equipment under long-tern operating leases. Future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year are:

       For the twelve months ended
         March 31, 2003                             $  223,776
         March 31, 2004                                223,776
         March 31, 2005                                170,848
         March 31, 2006                                120,000
         March 31, 2007                                120,000
         March 31, 2008                                120,000
         March 31, 2009                                 50,000
                                                    ----------
                                                    $1,028,400
                                                    ==========

The rental expense is charged to operations as paid over the lease term. Total lease expense for the nine months ended March 31, 2002 and 2001 was $102,380 and $64,720 and for the three months ended March 31, 2002 and 2001 was $39,362and $32,362, respectively.

NOTE 8. CONCENTRATION OF MARKET RISK

No Customer provides more than ten percent (10%) of the gross revenue.

NOTE 9. STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 4,900,000 and 4,610,000 shares outstanding at March 31, 2002 and 2001 after giving effect to the transaction with SixthCAI, Inc. and the reorganization of the Company.

The Company sold 109,000 shares of $0.0001 par value common stock during the quarter ending March 31, 2002 at a price of $1.00 per share.

               CIRCUIT SOURCE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


NOTE 10. EARNINGS (LOSS) PER SHARE

The income per share is based on the number of shares outstanding as if all shares were outstanding at the beginning of the period. The weighted average number of shares outstanding for both basic and diluted earnings per share was 4,954,102 and 4,900,000 shares for the nine months ended March 31, 2002 and 2001 and 5,009,000 and 4,900,000 for the three months ended March 31, 2002 and 2001, respectively.

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

This acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired business is included in the accompanying financial statements from the date of acquisition. Goodwill has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and is being amortized on a straight-line basis over 20 years. The pro forma results of operations for the nine months ended March 31, 2002, as if Avanti Circuits, Inc. had been combined as of the beginning of the year follow. The proforma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration with other operations of the Company and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                                  Pro Forma
                                           For the nine months ended
                                                  March 31,
                                         ----------------------------
                                            2001              2001
                                         ----------        ----------
      Net Sales                         $3,352,777         $2,241,061
      Net Income (Loss)                 $ (244,361)        $   64,215
      Income per common share
        Basic                           $    (0.05)        $     0.01
        Diluted                         $    (0.05)        $     0.01

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

On February 27, 2001, SixthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization acquired the stock of Circuit Source, Inc. SixthCAI, Inc. was incorporated on February 2, 2001 and had only limited operations until its Plan of Reorganization with Circuit Source, Inc. In conjunction with the plan, SixthCAI, Inc. cancelled 4,750,000 shares then outstanding and issued 4,610,000 shares to the stockholders of Circuit Source, Inc. for all of the issued and outstanding stock of that company. As part of this reverse acquisition, SixthCAI, Inc. changed its name to Circuit Source International, Inc. (the Company) and owns the wholly owned subsidiary, Circuit Source, Inc.

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

RESULTS OF OPERATIONS

The company had a gross profit for the nine months ended March 31, 2002 of $998,741 and $645,584 at March 31, 2001.

The company's net income of $86,437 for the nine months ended March 31, 2001 decreased to a loss of $180,780 for the same nine month period ending in 2002.

The company's earnings (loss) per share, on a fully diluted basis was $(0.04) for the nine months ending March 31, 2002 and earnings of $(0.01) for the nine months ending March 31, 2001.

The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

Capital reserves at March 31, 2002 were positive and the company has adequate working capital to continue its operations at its present level. The Company plans to increase working capital through the sale of stock as well as strategic mergers or acquisitions in the industry, as set forth in ITEM 5, to increase revenue and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

The Company has various lines of credit with interest rates ranging from 6.75% to 19.9%. Two of the loans for an aggregate of $156,791 are unsecured and $100,000 is secured by the pledge of the receivables of the Company. The current portion of the lines of credit is $139,884. The Company believes that it has sufficient resources available to meet its operating needs.

The Company leases its manufacturing and office facilities under an operating lease that requires monthly rental payments of $5,137 with annual increases through March 31, 2005.

The Company maintains equipment under long-tern operating leases. The rental expense is charged to operations as paid over the lease term. Total lease expense for the nine months ended March 31, 2002 and 2001 was $102,380 and $64,720, respectively.

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

                                  CIRCUIT SOURCE INTERNATIONAL, INC.


May 20, 2002                      By: /s/ James Keaton
                                     -------------------------------------
                                     James Keaton, Director and President
                                     Principal Executive Officer
                                     and Principal Financial Officer