Form 10KSB
period 2002-06-30
CSI TECHNOLOGIES INC
filed 2003-02-11
CIK 1117326

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

                             CSI TECHNOLOGIES, INC.
                  (Formally Circuit Source International, Inc.)
                       (Name of Small Business Registrant)

         Nevada                      0-30913                    86-0985427
(State of Incorporation)     (Commission File Number)        (I.R.S. Employer
                                                          Identification Number)

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

The registrant's revenues for its most recent fiscal year were $4,154,418

Number of shares outstanding of each of the registrant's classes of common equity, (par value $.0001) as of February 3, 2003 is 6,379,544

The following documents are herein incorporated by reference: (1) Form 10SB12G filed on June 28, 2000 (file No. 0-30913), 10-KSB filed on October 10, 2001 and a 10-QSB filed on November 19, 2001 a 10-QSB filed on February 20,2002, a 10-QSBA filed on February 22, 2002, a 10-QSB filed on May 24, 2002 all incorporated in Part III 13(a) an 8-K filed on December 26, 2001, an 8-K filed on June 26, 2002 and an 8-K filed on January 10, 2003 all incorporated in Part III (b)(2).

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                       CIRCUIT SOURCE INTERNATIONAL, INC.
                                      INDEX
PART I                                                                     Page
                                                                           ----
ITEM 1.  DESCRIPTION OF BUSINESS                                              1
          BUSINESS DEVELOPMENT                                                1
          BUSINESS                                                            1
          PATENTS                                                             3

ITEM 2.  DESCRIPTION OF PROPERTY                                              3

ITEM 3.  LEGAL PROCEEDINGS                                                    4

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  4

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                                  4

ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION                        5

ITEM 7.  FINANCIAL STATEMENTS                                                 8

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL MATTERS                                                8

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                    8

ITEM 10. EXECUTIVE COMPENSATION                                               9

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      10

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      10

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                    11

ITEM 14. CONTROLS AND PROCEDURES                                             12

SIGNATURES                                                                   13

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

On February 27, 2001, SixthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization acquired the stock of Circuit Source, Inc. SixthCAI, Inc. was incorporated on February 2, 2000 and had only limited operations until its Plan of Reorganization with Circuit Source, Inc. In conjunction with the plan, SixthCAI, Inc. cancelled 4,750,000 shares then outstanding and issued 4,610,000 shares to the stockholders of Circuit Source, Inc. for all of the issued and outstanding stock of that company. As part of this reverse acquisition, SixthCAI, Inc. changed its name to Circuit Source International, Inc. and owns the wholly owned subsidiary, Circuit Source, Inc. The reorganization has been restated to July 1, 1999 and the registrant changed its fiscal year-end from December 31 to June 30. All the information is set forth in an 8-K filed on March 13, 2001. Circuit Source, Inc., the wholly owned operating subsidiary is an Arizona Corporation, which was incorporated in 1988 for the purpose of manufacturing single sided, double sided, and multi-layered circuit boards.

On October 31, 2001 the Company entered into a Stock Purchase Agreement (the Agreement) to acquire all of the outstanding stock of Avanti Circuits, Inc. an Arizona corporation. Avanti Circuits, Inc. is in the same line of business as the Company. The purchase price was $2,500,000, payable $500,000 at closing with the balance of $2,000,000 due on January 31, 2002 at ten percent (10%) per annum. The note has been extended to January, 2007. In conjunction with the Agreement the Company entered into five-year employment agreements with the former owner and two employees.

At June 30, 2002 the Company had made advances in the amount of $765,000 toward the intended acquisition of Circuit Technologies, Inc. in Atlanta, Georgia. In April, 2002, the Company took over the operations of the Circuit Technologies. Subsequent to June 30, 2002 the Company acquired all of the operating assets of Circuit Technologies.

On August 6, 2002, the company, with the consent of the owners of the majority shares of its voting securities, amended Article One of the Articles of Incorporation changing the name of the corporation to CSI Technologies, Inc.

BUSINESS

Circuit Source, Inc. manufactures and sells single, double-sided and multi-layered printed circuit boards from prototype to volume productions quantities. These boards may have up to 18 layers and vary in the sophistication of design. The registrant is located in Tempe, Arizona and all production is done in Arizona. Subsequent to year end, the Company also maintains manufacturing facilities in Atlanta, Georgia.

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

COMPANY BUSINESS

The registrant (CSI) is a leading manufacturer of technologically advanced electronic interconnect solutions for use in sophisticated electronic equipment. The registrant's principal products are complex multi-layer printed circuit boards, which are the platforms used to interconnect microprocessors, integrated circuits and other components that are essential to the operation of electronic products and systems. CSI focuses on providing its solutions to manufacturers of technologically advanced electronic products within selected high growth segments of the electronics industry, including communications, computing, and test and measurement. CSI provides its customers with an integrated interconnect manufacturing solution that includes quick-turn prototypes, pre-production and volume production of printed circuit boards and backplanes and backplane assemblies. The registrant's major and emerging customers include leading original equipment manufacturers, OEMs, customized integrated electronic manufacturing services, EMS, product engineering and development companies, and contract manufacturers in the electronics industry in general. The registrant's customer list consists of companies such as; Motorola, ON Semiconductor, Duraswitch, TKM, Allied Signal, Space Data, Hypercom and Medronics/Microrel. The registrant is focused on producing next generation interconnect solutions and has the manufacturing and technological capabilities to fabricate advanced printed circuit boards in volume and deliver on time.

There have been no bankruptcy, receivership or similar proceeding in the Registrant's history.

The registrant had forty eight (46) full time employees as of June 30, 2002.

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

ITEM 2. DESCRIPTION OF PROPERTY

The registrant's office facilities are is housed at 1930 East Third Street, Suite 15, Tempe, Arizona 85281 and 17650 N. 25th Ave. Phoenix, AZ 85023. The Company's manufacturing facilities are also housed at this location and at 17650
N. 25th Avenue, Phoenix, Arizona 85023. The Company leases its Tempe manufacturing and office facilities under an operating lease that requires monthly rental payments of $5,137 with annual increases through December 31, 2005 and leases its Phoenix premises for $10,000 monthly.

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

None during this reporting period.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) There is no public trading market for the common equity and there has been no trading to date. Furthermore, there is no assurance that a public trading market will ever be established.

The registrant's securities meet the definition of "penny stock" as found in Rule 3a51-1 of the Securities Exchange Act of 1934. The Securities and Exchange Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities ("penny stock"). Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) The broker or dealer has approved the person's account for transactions in penny stocks pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stocks are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stocks and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis must be sent to the investor listing recent prices for the penny stock and information on the limited market.

It is the registrant's intention to qualify it to be listed on the NASDAQ Small Cap Market. The initial listing requirements are as follows: (1) stockholders equity of $5,000,000 or market capitalization of $50,000,000 or net income in latest fiscal year or two of the last three fiscal years of $750,000, (2) public float 1,000,000 shares with a market value of $5,000,000, (3) minimum bid price of $4.00, (4) three market makers, (5) 300 round lot (100 or more shares) shareholders, (6) an operating history of one year or $50,000,000 market cap, and (7) corporate governance standards must be in place. Subsequent to qualifying for listing the registrant, in order to remain on the Small Cap Market, the registrant must maintain the following; (1) stockholders equity of $2,500,000 or market capitalization of $35,000,000 or net income in latest fiscal year or two of the last three fiscal years of $500,000, (2) public float of 500,000 shares with a market value of $1,000,000, (3) minimum bid price of $1.00, (4) two market makers, (5) 300 round lot (100 or more shares) shareholders, and (6) corporate governance standards must be in place.

It is the registrant's objective to become qualified for NASDAQ Small Cap Market however; there is no assurance it will reach or maintain that objective. In that case its securities may be traded on the Over The Counter Bulletin Board (OTCBB). This exchange differs from NASDAQ in that the qualifications do not include minimum assets, revenues, number of shareholders, market capitalization, number of shares in the public float and corporate governance standards. To qualify for OTCBB the registrant must have a market maker willing to list the securities on a bid and ask quotation and sponsor the registrant for listing. All companies, including banks and insurance companies, traded on the OTCBB must be fully reporting. The registrant may also offer its securities on the National Quotation Bureau, Inc., commonly known as the "pink sheets".

(a) Holders. There were forty three (43) holders of the common equity of the registrant at its year-end.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $696,301 and has a deficit in working capital of approximately $1,051,441 as of June 30, 2002. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Circuit Source, Inc., a wholly owned operating subsidiary of Circuit Source International, Inc., was incorporated in the state of Arizona in 1988. The Company's year-end is June 30.

On October 31, 2001 the Company entered into a Stock Purchase Agreement (the Agreement) to acquire all of the outstanding stock of Avanti Circuits, Inc. an Arizona corporation. Avanti Circuits, Inc. is in the same line of business as the Company. The purchase price was $2,500,000, payable $500,000 at closing with the balance of $2,000,000 due on January 31, 2002. The note has been extended. In conjunction with the Agreement, the Company entered into five-year employment agreements with the former owner and two employees.

At June 30, 2002 the Company had made advances in the amount of $765,000 toward the intended acquisition of Circuit Technologies, Inc. in Atlanta, Georgia. In April, 2002, the Company took over the operations of the Circuit Technologies. Subsequent to June 30, 2002 the Company acquired all of the operating assets of Circuit Technologies.

On August 6, 2002, the company with the consent of the owners of the majority shares of its voting securities amended Article One of the Articles of Incorporation changing the name of the corporation to CSI Technologies, Inc.

OVERVIEW

Circuit Source, Inc. manufactures and sells single, double-sided and multi-layered printed circuit boards from prototype to volume productions quantities. These boards may have up to 18 layers and vary in the sophistication of design. The Company is located in Arizona and all production is done in Arizona.

The financial statements include the accounts of the Company and its wholly owned subsidiaries, Circuit Source, Inc. and Avanti Circuits.

RESULTS OF OPERATIONS

The company had a gross profit for the year ended June 30, 2002 of $1,473,153 and $802,831 at June 30, 2001.

The company's net income decreased from a loss of $(79,200) for the year-ended June 30, 2001 to a loss of $(760,601) for the year-ended June 30, 2002.

The company's earnings per share, on a fully diluted basis, for the year-ended June 30, 2001 is $(0.02) and for the same period ending June 30, 2002 was $(0.15).

The Company expects to face many operating and industry challenges and will be doing business in a highly competitive industry.

Capital reserves at June 30, 2002 were negative. The Company plans to increase working capital through the sale of stock as well as seek strategic mergers or acquisitions in the industry to increase revenue and cash flow.

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

The Company leases its manufacturing and office facilities under an operating leases that requires monthly rental payments of $15,137 with annual increases through December 31, 2005.

The Company maintains equipment under long-term operating leases. The rental expense is charged to operations as paid over the lease term. Total lease expense for years ended June 30, 2002 and 2001 was $221,424 and $157,447, respectively. The company is current on all note and lease payments.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The registrant, at its former year-end had one officer and director.

       Name                    Age            Position and Offices Held
       ----                    ---            -------------------------
   James Keaton                42       Chairman, CEO and Director
   Steven Scronic              31       Secretary, Director
   Anthony Camberlango         61       Director

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

STEVEN J. SRONIC, SECRETARY, DIRECTOR

Mr. Scronic has worked in the investment banking sector of the financial services industry since 1993, specializing in public financings and private placements, including institutional 144 and non-arbitrage Regulation D private placements of debt and equity for private and public companies. Currently, Mr. Scronic is the lead investment banker for First Financial Equity Corporation. His corporate finance experience has focused on generating, analyzing, structuring and placing middle-market based finance transactions. Previously, Mr. Scronic was a Vice President of WestPark Capital, Inc., a specialized investment banking firm based in Southern California. Prior to his work with WestPark Capital, he was an analyst and investment banker for Joseph Charles & Associates, Inc. and EBI Securities, Inc.

TONY CAMBERLANGO, DIRECTOR:

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

Based upon a review of these reports the registrant has concluded that a Form 5 has been filed.

ITEM 10. EXECUTIVE COMPENSATION

Mr. James Keaton, the President and Chief Executive of the company received $264,000 in compensation for year ending June 30, 2001. Two other employees, Dennis Malone and Stephan Tappan, received compensation of $120,550 and $123,550, respectively. Neither of these employees served in executive officer capacity.

Furthermore, there are no stock option plans, pension plans, insurance coverage or other benefit programs adopted by the registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by the Registrant to be the beneficial owner of more than 5% of the Common Shares (the only class of voting securities) of the Registrant all directors individually and all directors and officers of the Registrant as a group as of the former year-end. Each person has sole voting and investment power with respect to the shares as indicated and the percentage is based on the number of shares as of June 30, 2002 which is 5,119,544

     Name and Address                        Amount of               Percentage
    of Beneficial Owner                 Beneficial Ownership          of Class
    -------------------                 --------------------          --------
    James Keaton                              4,110,000                79.95%
    1930 East 3rd Street #15
    Tempe, AZ 85281

    All Executive Officers and                4,110,000                79.95 %
     Directors as a Group (3 persons)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The major stockholder of the Company has guaranteed the notes payable of the Company and also guaranteed the lease obligations. The Company has agreed to indemnify the major stockholder/officer for any related costs.

At June 30, 2002, the Company had a payable to the major stockholder/officer of the Company in the amount of $123,719. At June 30, 2001 the Company had a payable to this same stockholder/officer in the amount $19,397.

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

         10.1 A Security Agreement dated October 1, 2001 between the registrant, (debtor) Avanti Circuits, Inc. (corporation) and William Malone (secured party) with an effective date of October 31, 2001 securing all the assets of Avanti and incorporated by reference.

         10.2 A Promissory Note dated October 1, 2001 for $2,000,000 plus 10% interest payable to the shareholder of Avanti by the registrant due on January 31, 2002 and incorporated by reference.

         10.3 A Security Agreement, dated October 1, 2001 by and between the registrant as the Pledgor and William Malone as Pledgee pledging the Avanti stock as security for payment of the note and incorporated by reference.

         10.4 Guaranty by majority shareholder of the registrant regarding the acquisition of Avanti Circuits and incorporated by reference.

         10.5 Interim Operating Services Agreement dated April 1, 2001 between Circuit Acquisitions LLC and the registrant granting the registrant the rights to operate Circuit Technologies, Inc. and granting the rights to the registrant to acquire the assets of Circuit Technologies, Inc. *

         17 Resignation of Director as filed with the 8-K on March 13, 2001 and incorporated by reference.

         99.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

         99.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

----------
* Filed herewith

     (b) Reports on Form 8-K

         There was an 8-K/A filed on April 30, 2001 consisting of pro forma financials and incorporated by reference.

         There was an 8-K filed on December 26, 2001 announcing the acquisition of Avati Circuits and incorporated by reference

         There was an 8K filed on June 26, 2002 announcing a change in certifying accountants and incorporated by reference

         There was an 8K filed on January 10, 2003 announcing a change back to the registrant's original accountant, amendment to the Articles of Incorporation to change its name to CSI Technologies, Inc and to authorize 5,000,000 shares of preferred stock. The 8K is incorporated by reference

ITEM 14  CONTROLS AND PROCEDURES

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CIRCUIT SOURCE INTERNATIONAL, INC.



February 10, 2003                       By /s/ James Keaton
                                           ------------------------------
                                           James Keaton,
                                           Director and President



                                        By /s/ Steven Scronic
                                           ------------------------------
                                           Steven Scronic,
                                           Secretary and Director

                     CSI Technologies, Inc. and Subsidiaries
                              Financial Statements
                                Table of Contents




Report of Independent Accountants                                        F-2

Consolidated Balance Sheet for June 30, 2002                             F-3

Consolidated Statements of Operations for the years ended
June 30, 2002 and 2001                                                   F-4

Consolidated Statements of Stockholders' Equity for the years
ended June 30, 2002 and June 30, 2001                                    F-5

Consolidated Statements of Cash Flows Equity for the years
ended June 30, 2002 and June 30, 2001                                    F-6

Notes to Consolidated Financial Statements                            F-7 - F-12

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors of CSI Technologies, Inc.
(formerly Circuit Source International, Inc.)

We have audited the accompanying consolidated balance sheet of CSI Technologies, Inc. (formerly Circuit Source International, Inc.) and subsidiaries as of June 30, 2002 and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSI Technologies, Inc. and its consolidated subsidiaries as of June 30, 2002 and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a deficit working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/ James C. Marshall, CPA, P.C.

Scottsdale, Arizona
February 7, 2003

                     CSI Technologies, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  June 30, 2002

                                                                   June 30, 2002
                                                                   -------------
 ASSETS
 Current Assets:
 Cash and cash equivalents                                          $   104,767
 Accounts receivable trade, net of
     allowance for doubtful accounts                                    781,577
 Other receivables                                                        9,292
 Inventory                                                              171,646
                                                                    -----------
     Total Current Assets                                             1,067,282

Property and equipment, net of accumulated depreciation                 772,317
Refundable deposits                                                      35,540
Purchase deposit                                                        765,000
Deferred tax asset                                                      182,860
Goodwill                                                              1,945,220
                                                                    -----------
     TOTAL ASSETS                                                   $ 4,768,219
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable - trade                                           $   292,264
 Accrued expenses                                                       258,351
 Notes payable - current and current portion                          1,444,392
 Due to stockholder                                                     123,719
                                                                    -----------
     Total Current Liabilities                                        2,118,726

Notes payable - long term                                             3,020,494
                                                                    -----------
     TOTAL LIABILITIES                                                5,139,220

STOCKHOLDERS' EQUITY
 Common stock, $0.0001 par value, 100,000,000 shares authorized;
  5,140,544 shares and 4,900,000 shares issued and outstanding at
  June 30, 2002 and 2001, respectively                                      514
 Additional paid in capital                                             324,786
 Retained earnings/(deficit)                                           (696,301)
                                                                    -----------
   TOTAL STOCKHOLDERS' EQUITY                                          (371,001)
                                                                    -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 4,768,219
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                     CSI Technologies, Inc. and Subsidiaries
                      Consolidated Statement of Operations
                   For the years ended June 30, 2002 and 2001

                                                           June 30,
                                               --------------------------------
                                                   2002                 2001
                                               -----------          -----------

Sales - net                                    $ 4,154,418          $ 1,825,823
Cost of sales:
 Materials                                         712,962              487,846
 Labor and related costs                         1,025,538              386,674
 Direct manufacturing expenses                     919,737              102,331
 Depreciation                                       23,028               46,141
                                               -----------          -----------
     Total Cost of Sales                         2,681,265            1,022,992
                                               -----------          -----------
Gross Profit                                     1,473,153              802,831

Operating expenses:
 Salaries and related costs                        567,325              261,597
 General and administrative costs                  723,304              625,993
 Amortization and depreciation                     103,676                1,537
 Interest expense                                  839,544               38,430
                                               -----------          -----------
     Total Operating Expenses                    2,233,849              927,557
                                               -----------          -----------
Operating Income (Loss)                           (760,696)            (124,726)

Interest Income                                         95                4,625
Gain (loss) on sale of assets                           --                  901
                                               -----------          -----------
Income (loss) before income taxes                       95             (119,200)
Benefit (provision) for income taxes                    --               40,000
                                               -----------          -----------
Net Income (Loss)                              $  (760,601)         $   (79,200)
                                               ===========          ===========

(Loss) earnings per common share:
  Basic                                        $     (0.15)         $     (0.02)
                                               ===========          ===========
  Diluted                                      $     (0.15)         $     (0.02)
                                               ===========          ===========
Weighted average shares outstanding:
  Basic                                          4,976,851            4,900,000
                                               ===========          ===========
  Diluted                                        4,976,851            4,900,000
                                               ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                     CSI Technologies, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                   For the years ended June 30, 2002 and 2001

                                               Common Stock        Additional
                                           --------------------     Paid in     Retained
                                             Shares       Amount    Capital     Earnings        Total

Ending Balance - July 1, 2000               4,610,000     $ 461    $   3,039    $ 143,500     $ 147,000
                                           ----------     -----    ---------    ---------     ---------
Reorganization with Circuit Source
International and SixthCAI, Inc.              290,000        29          (29)

Loss for the year ended June 30, 2001                                             (79,200)      (79,200)
                                           ----------     -----    ---------    ---------     ---------

Ending Balance - June 30, 2001              4,900,000       490        3,010       64,300        67,800
                                           ----------     -----    ---------    ---------     ---------

Proceeds from sale of Common stock            145,544        15      161,985                    162,000

Stock issued for services and interest         95,000         9       94,991                     95,000

Warrants issued for services and interest                             64,800                     64,800

Loss for the year ended June 30, 2002                                            (760,601)     (760,601)
                                           ----------     -----    ---------    ---------     ---------

Ending Balance - June 30, 2002              5,140,544     $ 514    $ 324,786    $(696,301)    $(371,001)
                                           ==========     =====    =========    =========     =========

   The accompanying notes are an integral part of these financial statements.

                     CSI Technologies, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                   For the years ended June 30, 2002 and 2001


                                                            June 30,
                                                 ------------------------------
                                                     2002               2001
                                                 -----------        -----------
Net Income (Loss)                                $  (760,601)       $   (79,200)
Adjustments to reconcile Net Income (Loss)
 to Net Cash Provided by Operating Activities:
  Depreciation and amortization                      126,703             47,678
  Stock issued for services and interest              95,000
  Warrants issued for services and interest           64,800
  Deferred tax asset                                (142,860)           (40,000)
Change in assets and liabilities:
  Increase in accounts receivable                   (548,164)             9,971
  Increase in other receivables                       (5,307)            98,588
  Increase in inventory                             (140,527)           (22,673)
  Increase in other assets                           (28,690)
  Increase in purchase deposit                      (765,000)
  Increase in excess cost of net assets           (2,020,988)
  Increase in accounts payable                       167,497            (39,472)
  Increase in accrued liabilities                    256,781             (3,139)
  Increase in income taxes payable                        --             (3,516)
                                                 -----------        -----------
Net Cash Used By Operating Activities             (3,701,356)           (31,763)

Cash Flows from Investing Activities
  Capital expenditures                              (670,639)           (28,557)
                                                 -----------        -----------
Net Cash Used By Investing Activities               (670,639)           (28,557)

Cash Flow from Financing Activities
  Payment of officer loans                           (74,234)
  Proceeds from sale of common stock                 162,000
  Proceeds of loans                                4,319,033            108,427
  Principal payments on loans                       (100,000)           (59,673)
  Proceeds from officer loans                        156,623             19,397
                                                 -----------        -----------
Net Cash provided By Financing Activities          4,463,422             68,151
                                                 -----------        -----------
Increase In Cash                                      91,427              7,831
Beginning of period                                   13,340              5,509
                                                 -----------        -----------
Ending Balance                                   $   104,767        $    13,340
                                                 ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                     CSI Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 2002 and 2001

Note 1. - The Company

On August 6, 2002, the Company amended its articles of incorporation changing the name of Circuit Source International, Inc. to CSI Technologies, Inc. (the "Company")

On February 27, 2001, SixthCAI, Inc., a public shell corporation, in a capital transaction accompanied by a stock recapitalization acquired the stock of Circuit Source, Inc. SixthCAI, Inc. was incorporated on February 2, 2000 and had only limited operations until its Plan of Reorganization with Circuit Source, Inc. In conjunction with the plan, SixthCAI, Inc. cancelled 4,750,000 shares then outstanding and issued 4,610,000 shares to the stockholders of Circuit Source, Inc. for all of the issued and outstanding stock of that company. As part of this reverse acquisition, SixthCAI, Inc. changed its name to Circuit Source International, Inc. and owned the wholly owned subsidiary, Circuit Source, Inc. The reorganization has been restated to July 1, 1999.

Circuit Source, Inc. was incorporated in the state of Arizona in 1988. The Company's year end is June 30.

On a pro forma basis, had the merger occurred on July 1, 2000, the results of operations would have been to increase the loss by $1,200 for the year ended June 30, 2001.

On October 31, 2001 the Company entered into a Stock Purchase Agreement (the Agreement) to acquire all of the outstanding stock of Avanti Circuits, Inc. an Arizona corporation. Avanti Circuits, Inc. is in the same line of business as the Company. The purchase price was $2,500,000, payable $500,000 at closing with the balance of $2,000,000 due on January 31, 2002 at ten percent (10%) per annum. Subsequently, the due date of the note was extended to January, 2007. In conjunction with the Agreement, the Company entered into five-year employment agreements with the former owner and two employees. This acquisition was accounted for as a purchase by the Company.

Going-Concern Considerations

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $696,301, deficit stockholders' equity of $371,301 and has a deficit in working capital of approximately $1,051,441 as of June 30, 2002. The ability of the Company to continue as a going concern is dependent on obtaining additional capital and financing and operating at a profitable level. The Company intends to seek additional capital either through debt or equity offerings and to increase sales volume and operating margins to achieve profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                     CSI Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 2002 and 2001
                                   (continued)

Note 2. - Nature of Business and Significant Accounting Policies

Nature of Business

The subsidiaries of the Company manufacture and sell single, double sided and multilayered printed circuit boards from prototype to volume productions quantities. Some of these boards may have up to 18 layers and they vary in the sophistication of layout of design. The Company is located in Arizona and all production is done in Arizona. Subsequent to year end the Company also maintains manufacturing facilities in Atlanta Georgia.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CSI Technologies, Inc (formerly Circuit Source International, Inc.) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents consist of deposits in checking and savings accounts.

Revenue recognition

The Company recognizes revenue when the product is complete, conforms to the buyer's specifications and is shipped to the customer. The company provides a reserve for doubtful accounts. The reserve is currently $25,000, which the Company believes is adequate to cover any potential uncollectible receivables.

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

                     CSI Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 2002 and 2001
                                   (continued)

Note 2. - Nature of Business and Significant Accounting Policies (continued)

Goodwill

Goodwill represents the excess of purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. The Company recorded goodwill in conjunction with the acquisition of Avanti Circuits, Inc. in October, 2001 and has been amortizing goodwill over twenty years. Amortization for the year ended June 30, 2002 was $75,768.

The Financial Accounting Standards Board ("FASB") issued SFAS 142, Goodwill and Other Intangible Assets, in June 2001, established new standards that require goodwill and other intangible assets with indefinite useful lives no longer be amortized. Instead goodwill and other intangibles assets with indefinite lives should be tested for impairment at least annually. Therefore, after June 30, 2002 the Company will cease amortization of goodwill. The Company estimates discontinuance of the amortization of goodwill in accordance with SFAS 142 will result in a decrease in amortization expense of approximately $101,000 per year, and the Company does not expect impairment of goodwill upon implementation.

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

Impairment of Long-lived Assets

The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS's 121 and 144 require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company evaluates on each balance sheet date whether events or circumstances have occurred that indicate a possible impairment. Accordingly, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether the assets are recoverable.

                     CSI Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 2002 and 2001
                                   (continued)

Note 2. - Nature of Business and Significant Accounting Policies (continued)

Impact of Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimates useful lives of the assets while those with indefinite lives are not to be amortized. Goodwill is not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles and in excess of the implied fair value in the case of goodwill assets. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value.

Note 3. - Property and Equipment

Property and equipment consist of the following:

                                                               June 30,
                                                     --------------------------
                                                        2002             2001
                                                     ---------        ---------
     Manufacturing equipment                         $ 646,573        $ 172,789
     Office equipment                                  186,459           13,286
     Leasehold improvements                             91,549          100,952
     Vehicles                                           52,484           27,206
                                                     ---------        ---------
                                                       977,065          314,233
     Less: accumulated depreciation                   (204,748)        (183,556)
                                                     ---------        ---------
                                                     $ 772,317        $ 130,677
                                                     =========        =========

Depreciation and amortization expense for the years ended June 30, 2002 and 2001 were $50,936 and $47,678, respectively.

Note 4. - Notes Payable

Notes payable and long-term debt consists of the following:

                                                               June 30,
                                                     --------------------------
                                                        2002             2001
                                                     ---------        ---------

Lines of credit - bank, unsecured,  interest at
prime  plus 6.75% due 2005,  maximum  lines are
$100,000, guaranteed by shareholder.                 $ 99,725         $ 99,725

Line of credit - bank,  unsecured,  interest at
prime  plus  7.0%,  monthly  payments  of 2% of
outstanding  principal  balance,  guaranteed by
shareholder.                                           48,769           46,128

                     CSI Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                    For the years ended June 30, 2002 and 2001
                                   (continued)


Note 4. - Notes Payable (continued)

Note   payable  -  interest  at  15%,   monthly
payments   $1,250,   due  September  30,  2003,
secured by accounts receivable and guarantee of
shareholder. (Subsequently paid off)                     100,000         100,000

Notes payable - bank, interest at prime plus 3%
per annum,  monthly  payments  of  $9,667,  due
September  30,  2007,  secured by property  and
equipment and guarantee of shareholder                   772,000

Note payable - interest at 36%,  due  September
30,    2002.    (Subsequently    converted   to
convertible preferred stock)                             514,542

Note payable - interest at 36%,  due  September
30, 2002                                                  50,000

Note payable - interest at 24%,  due  December,
2002                                                     748,850

Note payable - interest at 36%,  due  December,
2002                                                     131,000

Note payable - individual, interest at 15%, due
January,  2007,  monthly  interest  payments of
$25,000 and guarantee of shareholder                   2,000,000
                                                      ----------       ---------

      Total                                            4,464,886         245,853
      Less current portion                             1,444,392         109,884
                                                      ----------       ---------
      Long-term portion                               $3,020,494       $ 135,969
                                                      ==========       =========

Note 5. - Income Taxes

Components on income taxes (benefit) provision reflected in the consolidated statements of operations are as follows:

                                                        2002             2001
                                                     ---------        ---------
     Current Income Taxes:
       Federal                                        $    --         $(31,800)
       State                                               --           (8,200)
                                                      -------         --------
          Total income tax benefit                    $    --         $(40,000)
                                                      =======         ========

                     CSI Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 2002 and 2001
                                   (continued)

Note 5. - Income Taxes (continued)

A valuation allowance of approximately $293,668 has been recorded to offset the federal and state net operating loss carryforwards since the realization of these assets is uncertain.

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting (loss) earnings compared to the (benefit) provision for income tax in the consolidated statements of operations:

Federal income tax (benefit) expense at the
 statutory rate                                      $(258,604)       $ (40,528)
(Decrease) Increase resulting from:
  State income taxes, net of federal income tax        (35,064)          (5,439)
  Other                                                                   5,967
Valuation allowance                                    293,668
                                                     ---------        ---------

                                                     $      --        $ (40,000)
                                                     =========        =========

In conjunction with the acquisition of Avanti Circuits, Inc. the Company recorded a deferred tax asset based on the valuation of $142,860.

Realization of the net deferred tax assets is dependent on generating sufficient taxable income prior to their expiration. Net operating loss carryforwards for federal income tax purposes of $760,601 and $102,000 expire in 2022 and 2021, respectively. Net operating loss carryforwards for state income tax purposes of $760,601 and $102,000 expire in 2007 and 2006, respectively.

Note 6. - Related Party Transactions

The major stockholder of the Company has guaranteed the notes payable of the Company and also guaranteed the lease obligations. The Company has agreed to indemnify the major stockholder/officer for any related costs.

At June 30, 2002, the Company had a payable to the major stockholder/officer of the Company in the amount of $93,631. At June 30, 2001 the Company had a payable to this same stockholder/officer in the amount $19,397.

Note 7. - Lease Commitments

The Company leases its manufacturing and office facilities under an operating lease that requires monthly rental payments of $15,137 with annual increases through December 31, 2005.

The Company maintains equipment under long-tern operating leases. Future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year are:

                     CSI Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 2002 and 2001
                                   (Continued)

Note 7. - Lease Commitments (continued)

For the twelve months ended
     June 30, 2003                            $71,800
     June 30, 2004                            $71,800
     June 30, 2005                            $43,560
     June 30, 2006                            $36,270
     June 30, 2007                            $27,880

The rental expense is charged to operations as paid over the lease term. Total lease expense for the years ended June 30, 2002 and 2001 was $221,424 and $157,447, respectively.

Note 8.  - Deposits and commitment

At June 30, 2002 the Company had made advances in the amount of $765,000 toward the intended acquisition of Circuit Technologies, Inc. in Atlanta, Georgia. In April, 2002, the Company took over the operations of the Circuit Technologies. Subsequent to June 30, 2002 the Company acquired all of the operating assets of Circuit Technologies.

Note 9. - Concentration of market risk

No Customer provides more than ten percent (10%) of the gross revenue.

Note 10. - Stockholders' Equity

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 5,140,544 and 4,900,000 shares outstanding at June 30, 2002 and 2001, respectively, after giving effect to the transaction with SixthCAI, Inc. and the reorganization of the Company.

The Company has authorized 5,000,000 shares of non-voting, convertible preferred stock with a par value of $1.00 per share and a cumulative dividend rate of 15% per annum. At June 30, 2002 no convertible preferred shares have been issued.

In conjunction with certain services and borrowings by the Company, the Company has issued warrants to purchase shares of common stock at exercise prices ranging from $0.01 to $5.00. The warrants represent the right to purchase 824,350 shares of common stock expiring at various dates through October 2007. The prices of the exercise are 103,000 warrants at $5.00, 1,350 warrants at $2.00 and 720,000 warrants at $0.01. The Company recognized expense in the year ended June 30, 2002 of $64,800 for the difference between the fair market value and the exercise price.

                     CSI Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   For the years ended June 30, 2002 and 2001
                                   (continued)

Note 11. - Earnings (Loss) Per Share

Basic earnings (loss) per share excludes any dilutive effects of warrants and convertible securities. Diluted earnings (loss) per share includes the dilutive effects of warrants. The effects of warrants have not been included in the year ended June 30, 2002 diluted loss per share as their effect would have been anti-dilutive. There were no potentially dilutive instruments outstanding during the year ended June 30, 2001. The weighted average number of shares outstanding for both basic and diluted earnings per share are 4,976,851 and 4,900,000 shares for the years ended June 30, 2002 and 2001, respectively.

Basic loss per share is calculated by dividing the net loss by the weighted average common shares outstanding during the period. The basic and diluted loss per share have been adjusted to give effect to the stock split as a result of the reorganization.

Note 12. - Subsequent events

Notes payable - Subsequent to June 30, 2002, $514,542 of the Notes Payable at 36% per annum were converted to 514,542 shares of convertible preferred stock of the Company with a dividend rate of 15% per annum and a conversion to common stock at the rate of $1 per share.